Form 10QSB
period 1995-09-30
TOTAL RESEARCH CORP
filed 1995-11-20
CIK 803058

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDING SEPTEMBER 30, 1995

Commission File Number: 0-15692


                         TOTAL RESEARCH CORPORATION
                         --------------------------
             (Exact name of Registrant as specified in Charter)

               DELAWARE                             22-2072212
               --------                             ----------
       (State of Incorporation)         (IRS Employer Identification No.)


    Princeton Corporate Center, 5 Independence Way
                Princeton, New Jersey                       08543-5305
                ---------------------                      -----------
       (Address of principal executive offices)             (Zip Code)

                               (609) 520-9100
                               --------------
            (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.


                              YES     X      NO
                                   ---------     ----------



Common Stock, $.001 Par Value - 9,850,708 as of November 20, 1995

                           TOTAL RESEARCH CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                              September 30,      June 30,
                                                                                   1995            1995
                                                                              --------------  -------------
ASSETS
Current assets
  Cash and cash equivalents                                                     $    65,471    $   128,071
  Accounts receivable, less allowance for doubtful accounts
    of $58,625 at September 30, 1995 and $58,625 at June 30, 1995                 3,781,838      3,578,493
  Costs and estimated earnings in excess of billings on
    uncompleted contracts                                                         1,808,394      1,685,041
  Deferred Taxes                                                                    270,478        270,478
  Other current assets                                                              437,483        375,209
                                                                                -----------    -----------
  Total current assets                                                            6,363,664      6,037,292

Fixed assets, less accumulated depreciation of $2,357,666
  at September 30, 1995 and $2,237,727 at June 30, 1995                           2,221,544      2,101,383
Capitalized market research products, less accumulated
  amortization of $466,402 at September 30, 1995 and
  $436,402 at June 30, 1995                                                         436,688        357,458
Deferred data accumulation costs, net of accumulated depreciation of
  $888,300 at September 30, 1995 and $770,300 at June 30, 1995                      898,942        858,223
Goodwill, net of accumulated amortization of $89,366 at
  September 30,  1995 and $71,220 at June 30, 1995                                1,716,087      1,734,233
Deferred taxes                                                                      433,082        433,082
Other assets                                                                        220,089        220,920
                                                                                -----------    -----------
Total assets                                                                    $12,290,096    $11,742,591
                                                                                ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current portion of notes payable                                              $ 2,363,875    $ 1,666,056
  Accounts payable                                                                1,419,920      1,686,193
  Accrued expenses                                                                1,262,253      1,277,492
  Billings in excess of earnings                                                  1,189,473      1,068,280
  Income  taxes payable                                                             133,341        128,496
                                                                                -----------    -----------
  Total current liabilities                                                       6,368,862      5,826,517

Long-term liabilities
  Capital lease obligations                                                          69,314         44,350
  Notes payable                                                                   1,268,675      1,361,258
  Other long-term liabilities                                                        96,094        187,780
                                                                                -----------    -----------

    Total liabilities                                                             7,802,945      7,419,905
                                                                                -----------    -----------

Shareholders' equity
  Common stock-authorized 20,000,000 shares $.001 par value,
    9,850,708 shares issued and outstanding at September 30, 1995 and
    9,822,708 shares issued and outstanding at June 30, 1995                          9,851          9,823
  Additional paid-in capital                                                      3,484,300      3,470,429
  Cumulative translation  adjustment                                                (61,331)       (36,799)
  Retained earnings                                                               1,054,331        879,233
                                                                                -----------    -----------
    Total shareholders' equity                                                    4,487,151      4,322,686
                                                                                -----------    -----------

Total liabilities and shareholders' equity                                      $12,290,096    $11,742,591
                                                                                ===========    ===========

             (See notes to the consolidated financial statements )

                           TOTAL RESEARCH CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME

                                          September 30,    September 30,
                                               1995            1994*
                                          --------------  --------------
Revenues                                    $ 5,305,127     $4,319,250
Direct costs                                  2,486,125      1,828,375
                                            -----------   ------------

Gross profit                                  2,819,002      2,490,875

Operating expenses                            2,434,127      2,181,774
                                            -----------   ------------

Income from operations                          384,875        309,101

Interest expense                                (82,057)       (24,182)
Other income (expense), net                     (30,000)         1,960
                                            ------------  ------------

Income before taxes                             272,818        286,879

Provision (benefit) for income taxes             97,720        108,153
                                            -----------   ------------


Net income                                  $   175,098   $    178,726
                                            ===========   ============

Earnings per share                          $      0.02   $       0.02
                                            ===========   ============


Weighted average common shares
outstanding                                  10,415,132      9,795,022
                                            ===========   ============




* -  Restated

               See notes to the consolidated financial statements

                           TOTAL RESEARCH CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               September 30,    September 30,
                                                                                     1995            1994*
                                                                                  -------        ---------
Cash flows from operating activities:
  Net income                                                                    $   175,098    $   178,726

    Adjustments to reconcile net income to cash
       provided by operating activities
       Depreciation                                                                 237,939        190,323
       Amortization                                                                  48,146         43,032

       Accretion of warrants                                                          4,000          4,000
       Adjustment for foreign currency translation                                  (24,532)        30,955
    (Increase) decrease in assets
       Accounts receivable                                                         (203,345)           517
       Cost and estimated earnings in
         excess of billings on uncompleted contracts                               (123,353)        51,798
       Other assets                                                                 (61,443)        25,851
    Increase (decrease) in liabilities
       Accounts payable                                                            (266,273)      (263,998)
       Accrued expenses                                                             (15,239)        77,410
       Billings in excess of earnings                                               121,193       (245,270)
       Income taxes payable                                                           4,845        (20,631)
       Other liabilities                                                            (91,686)       (18,163)
                                                                                ------------   ------------
       Net cash provided by operating activities                                   (194,650)        54,550
                                                                                ------------   -----------

    Cash flows from investing activities:
       Purchases of equipment                                                      (242,589)      (189,856)
       Cash expended for capitalized  market
         research products                                                         (109,230)             -
       Acquisition of certain assets of BMS,
         net of cash acquired                                                             -     (1,685,551)
       Deferred data accumulation costs                                            (160,230)      (169,710)
                                                                                ------------   ------------
         Net cash used by investing activities                                     (512,049)    (2,045,117)
                                                                                ------------   ------------

    Cash flows from financing activities:
       Repayment of debt                                                         (1,244,764)      (500,000)
       Proceeds from long-term debt                                               1,850,000      1,791,538
       Payment under capital lease obligations, net                                  24,964         36,456
       Proceeds from issuance of common stock                                        13,899         79,917
                                                                                -----------    -----------
         Net cash provided by (used in ) financing
           activities                                                               644,099      1,407,911
                                                                                -----------    -----------
    Net increase (decrease) in cash and cash
     equivalents                                                                    (62,600)      (582,656)
    Cash and cash equivalents at beginning of period                                128,071        671,646
                                                                                -----------    -----------
    Cash and cash equivalents at end of period                                   $   65,471    $    88,990
                                                                                ===========    ===========


* - Restated
               See notes to the consolidated financial statements

                           TOTAL RESEARCH CORPORATION

                         Notes to Financial Statements

                          September 30, 1995 and 1994



Note 1 - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended June 30, 1996.


Note 2 - Presentation of European Subsidiary  - TR-Europe


The summary of financial information, set forth below should be read in conjunction with the consolidated financial statements as of and for the period ended September 30, 1995 and September 30, 1994. The following summarizes information on TR-Europe's Statement of Income, converted to U.S. Dollars using a weighted average exchange rate of $1.59 and $1.58, for the three month periods ended September 30, 1995 and 1994, respectively.

                                                     Three Months Ended

                                               September 30,         September 30,
                                                      1995                  1994
                                            ----------------       ---------------
         Revenues                                $ 1,721,621           $   732,295
         Direct Costs                                923,179               225,294
                                                 -----------           -----------

         Gross Profit                                798,442               507,001

         Operating Expenses                          649,792               426,233
                                                 -----------           -----------

         Income from operations                      148,650                80,768

         Income taxes                                 41,622                20,191
                                                 -----------           -----------

         Net Income                              $   107,028           $    60,577
                                                 ===========           ===========

Note 3 - Measurement of Goodwill

Goodwill has been recorded in relation to the excess of the purchase price over the fair values of the identified assets acquired. The Company amortizes goodwill over twenty-five years. The carrying value of goodwill is evaluated periodically in relation to the operating performance and future undiscounted net cash flows of the underlying business. Adjustments are recorded if the sum of the expected future net cash flows is less than the book value of the goodwill.

Note 4 - Letter of Intent to Acquire Carlson Research Company

On September 9, 1995, the Company signed a letter of intent to acquire the assets of the Carlson Research Company ("CRC"), a division of Carlson Marketing Group. CRC provides market research services to a variety of companies, including Carlson Marketing Group. The purchase price is expected to consist of approximately $500,000 in cash, payable at closing, and a contingent payment based upon incremental sales, as defined, subject to certain minimum levels, for a period of four years.

The Company intends to fund the acquisition with term debt already secured through United Jersey Bank.

PART II - MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
           OPERATIONS


Result of Operations - First Quarter Fiscal 1996 as Compared to First Quarter Fiscal 1995.

Statement of Income Data:
-------------------------
(Expressed as a percentage of revenues)                     September 30,
                                                            -------------
                                                           1995          1994
                                                           ----          ----
 Revenues                                                100.0%        100.0%

 Direct costs                                             46.9%         42.3%
                                                          -----         -----

    Gross profit                                          53.1%         57.7%

 Operating expenses                                       45.9%         50.5%
                                                          -----         -----

 Income from operations                                    7.2%          7.2%

 Interest expense                                          1.5%          0.6%

 Other income (expense), net                             (0.6%)         0.0%
                                                         ------        ------

 Income before income taxes                                5.1%          6.6%

 Provision for income taxes                                1.8%          2.5%
                                                           ----       -------

 Net income                                                3.3%          4.1%


Revenues for the first quarter of fiscal 1996 increased 23% or $985,877 versus the same quarter in the prior year, to $5,305,127. This increase in revenue is the result of a significant increase in revenues from its European division as well as increasing revenues in its Quality Management and Information Technologies divisions. The Company's Health Care division maintained the revenue level of last year. The Company's Consumer Research division revenues were below last year's level. The decline in revenues in the Consumer Research Services division during the first quarter of fiscal 1996 can be attributed to the management focus in the division on the development of new products. This division, which markets the Company's EQUITREND product, invested heavily in the second half of fiscal 1995 in developing new products using the EQUITREND database that it has introduced in the first quarter of fiscal 1996.

The Company's outlook for fiscal year 1996 is for steady improvement in operating results based on increasing revenues due to increasing clients and capabilities (including its recent Letter of Intent to purchase Carlson Research Company), its commitment to its internal total quality management program (which includes a focus on re-engineering its research processes to improve profitability and customer satisfaction on projects), its commitment to develop cutting-edge predictive market research products and its efforts to reduce its general and administrative expenses as a percentage of total revenues.

The Company defines backlog as the unearned portions of its existing contracts at each balance sheet date. The Company's backlog at September 30, 1995 was approximately $7,400,000 as compared to a backlog of approximately $7,300,000 at June 30, 1995 and approximately $5,700,000 at September 30, 1994. The amount of backlog at any time may not be indicative of intermediate or long-term trends in the Company's operations.

Direct costs for the first quarter of fiscal 1996 totaled $2,486,125, an increase of 36% or $657,750 versus the prior year's total of $1,828,375. As such, they were 47% of revenues, as compared to 42% of revenues in the prior year. This increase in direct costs as a percentage of revenues is the result of the Company's overall change in the mix of work it performed during the first quarter of fiscal 1996 versus the first quarter of fiscal 1995. The Company delivered a much greater percentage of quantitative business during the first quarter, which typically includes substantial out-of-pocket expenses for data collection versus qualitative business, which is typically more labor intensive and, therefore, generates higher gross margins.

Operating expenses for the first quarter of fiscal 1996 totaled $2,434,127, an
increase of 12% or $252,353 over the same quarter in the prior year.   The
increase in operating expenses is the result of the Company's new conservative policy on accounting for its Capitalized Market Research Products, which significantly increases the threshold on when items may be capitalized. The increase can also be attributed to the payroll costs associated with the investment in staffing for new levels of business the Company is experiencing that are only now beginning to pay off. Expressed as a percent of revenue, operating expenses decreased to 46% of revenue in the first quarter of fiscal 1996, versus 51% in the first quarter of fiscal 1995, due to the change in business mix towards quantitative studies cited above. Expressed as a percentage of gross profit, operating expenses decreased to 86% of gross profit in the first quarter of fiscal 1996, versus 88% in the first quarter of fiscal 1995.

Income from operations increased $75,774 to $384,875 during the first quarter of fiscal 1996, as compared to $309,101 during the first quarter of fiscal 1995, for all the reasons set forth herein.

The Company's interest expenses increased $57,875 in the first quarter of fiscal 1996 to $82,057, as compared to $24,182 in the first quarter of fiscal 1995, as a result of the funding of the acquisition of TR - Europe and the funding of additional working capital related to the Company's growth.

Other income (expense) totaled ($30,000) for the first quarter of fiscal 1996, a decrease of $31,960 versus income of $1,960 during the first quarter of fiscal 1995, due primarily to the reserve for the professional services provided by Price Waterhouse for dealing with the issues before the SEC, as discussed on the Company's Form 8-K filed on October 13, 1995. Also included is licensing income of approximately $20,000 earned by the Company as the result of its licensing arrangement with TRCA in Argentina.

Income before taxes totaled $272,818 for the first quarter of fiscal 1996, a decrease of 5% versus $286,879 in the first quarter of fiscal 1995 for the reasons set forth above.

The income tax provision for the first quarter of fiscal 1996 was $97,720, versus $108,153 for the first quarter of fiscal 1995 due to the decreased earnings of the Company.

Net income for the first quarter of fiscal 1996 was $175,098, or $.02 per share, versus earnings of $178,726, or $.02 per share for the first quarter of fiscal 1995.

Liquidity and Capital Resources

Working capital dropped $215,973, to ($5,198) at September 30, 1995 from $210,775 at June 30, 1995, and the current ratio dropped to 1.00 from 1.04 at the same point in time. The reduction of working capital and the corresponding decline in current ratio is attributable to the increased requirements for working capital associated with the growth of the Company's continuing business
at a rate of approximately 18% in terms of revenues.   The change in business
mix contributed to the decline in working capital; the Company typically incurs a greater portion of cash costs to external vendors in the early phases of such projects. The Company also attributes its reduced working capital to investments in staffing for the new levels of business it is experiencing that are only now beginning to pay off.

The Company's Notes Payable (both short term and long term) were approximately $3.6 million at September 30, 1995, compared to $3.0 million at June 30, 1995, an increase of $.6 million. The uses of cash were the reduction of the Company's accounts payable, the development of its Capitalized Market Research Products and a slow down in the collection of receivables from its clients.

The structure of the Company's Notes payable was $1.27 million long-term and $2.36 million short-term. The Company is currently in negotiation with United Jersey Bank, to improve the structure of its debt. It should be noted that the Company's largest tangible asset, its receivables, is currently the primary mechanism by which the company obtains credit, which is an explanatory factor for the current debt structure.

Inflation had no material effect on the financial performance of the Company during the periods reported.

In June 1995, the Company revised its existing line of credit with United Jersey Bank of Princeton, NJ, as a step towards restructuring the debt. The components of this loan package are as follows:

         A $2.05 million revolving line of credit capped at 75% of eligible receivables (including standby letters of credit of approximately $125,000). The interest rate is based on certain financial covenants. At September 30, 1995, the Company had borrowed $1,650,000 against the revolving line of credit and was paying interest at prime (9% at September 30, 1995) plus 1/2%. The Company is obligated to pay United Jersey Bank a commitment fee of 1/4% on the average unused amount of the revolving line of credit, paid quarterly.

         A five-year $775,000 term loan to finance equipment purchases in June 1994. In June 1995, the Company refinanced this term loan from a revolving interest rate based on certain financial ratios to a fixed rate of 8.6% per annum.

         A three-year $700,000 term loan to finance the acquisition of Total Research - Europe drawn down in September 1994. In June 1995, the Company refinanced this term loan from a revolving interest rate based on certain financial ratios to a fixed rate of 8.5% per annum.

         A three-year $550,000 term loan to finance equipment purchases drawn down in June 1995. The Company will pay interest at a fixed rate of 8.65% per annum.

The original agreement with United Jersey Bank, executed in 1991, also contained a provision that the Company grant to United Jersey Bank five-year warrants for 232,514 shares of the Company's common stock at an exercise price of $1.75 per share. The agreement also contained restrictions, one of which requires the Company to maintain certain financial ratios. The Company was in default of certain financial ratios at September 30, 1995 and has obtained a waiver of compliance from the United Jersey Bank.

The Company also has a bank overdraft facility of pound sterling 300,000 with Coutts & Co in London, England. This facility is charged at a rate of 3% above the UK Base Rate. At September 30, 1995, the bank borrowings were at pound sterling 201,802 (approximately US$ 319,412) and the UK Base Rate was 6.75%.

Cash totaled $65,471 at September 30, 1995, a 49% decrease from the prior year-end balance of $128,071. The decrease is mainly the result of the expansion of the business as set out above. The Company's liquidity, including cash and the undrawn portions of its revolving credit agreements, are adequate to fund the Company's ongoing operations.

Net Accounts Receivable totaled $3,781,838 at September 30, 1995, compared to $3,578,493 at the June 30, 1995, for a net increase of $203,345. The increase in receivables is the result of a slow down in receiving payment from clients as well as the Company's increasing business.

Costs and estimated earnings in excess of billings on uncompleted contracts totaled $1,808,394 at September 30, 1995, compared to $1,685,041 at June 30,1995, for a net increase of $123,353. The normal fluctuations in the billing cycle of work-in-progress accounted for this increase.

Fixed assets at cost, less accumulated depreciation and amortization increased by $120,161 at September 30, 1995 to $2,221,544, compared to $2,101,383 at June
30, 1995, due primarily to the expansion of the Company's London operations.

Capitalized Market Research Products, net increased by $79,230 at September 30, 1995 to $436,688, compared to $357,458 at June 30, 1995. The increase is the result of several new products the Company is currently developing. The Company plans to introduce these products during fiscal year 1996.

Deferred Data Accumulation Costs increased by $40,719 at September 30, 1995 to $898,942, compared to $858,223 at June 30, 1995. This increase is the result of the expansion of EquiTrend product in the U.S. and its introduction in the U.K., as well as the addition of two new products, AirTrack and BrandMobile, in the U.K..

Current portion of notes payable increased by $697,819 at September 30, 1995 to $2,363,875, compared to $1,666,056 at June 30, 1995. The increase is due to the draw downs under its revolving credit facilities attributable to the additional working capital needs associated with the growth of the Company's business.

Accounts payable and accrued expenses decreased by $281,512 at September 30, 1995 to $2,682,173, compared to $2,963,685 at June 30, 1995. The decrease is the result of the paydown of the Company's payables.

Billings in excess of earnings increased $121,193 at September 30, 1995 to $1,189,473, compared to $1,068,280 at June 30, 1995. The normal fluctuations in the billing cycle of work-in-progress accounted for this increase.

Federal and state income taxes payable increased $4,845 at September 30, 1995 to $133,341, compared to $128,496 at June 30, 1995.

The long-term portion of lease obligations increased $24,964 at September 30, 1995 to $69,314, compared to $44,350 at June 30, 1995. Leases assumed by TR - Europe accounted for this increase.

Notes payable decreased $92,583 at September 30, 1995 to $1,268,675, compared to $1,361,258 at June 30, 1995. This decrease can be attributed to the normal paydown of the Company's existing term debt.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

    There are no material legal actions, proceedings or litigations pending or threatened to the knowledge of the Company.

Item 2.   Changes in Securities

    None.

Item 3.   Defaults upon Senior Securities

    None.

Item 4.   Submission of Matters to a Vote of Security Holders

    None.

Item 5.    Other information

    None.

Item 6.    Exhibits

    None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      TOTAL RESEARCH CORPORATION
                                      --------------------------
                                          (Registrant)


                                      /s/ LORIN ZISSMAN
                                      ------------------------
                                      BY:  LORIN ZISSMAN,
                                      CHIEF EXECUTIVE OFFICER



                                      /s/ JOHN PARSONS
                                      ------------------------
                                      BY:  JOHN PARSONS,
                                      CHIEF FINANCIAL OFFICER


Dated:  November 20, 1995

                                EXHIBIT INDEX
                                -------------


                  Exhibit 27        Financial Data Schedule