Form 10QSB
period 1995-12-31
TOTAL RESEARCH CORP
filed 1996-02-14
CIK 803058

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDING DECEMBER 31, 1995

Commission File Number: 0-15692


                           TOTAL RESEARCH CORPORATION
                           --------------------------
               (Exact name of Registrant as specified in Charter)

              DELAWARE                           22-2072212
              --------                           ----------
      (State of Incorporation)           (IRS Employer Identification No.)


   Princeton Corporate Center, 5 Independence Way
              Princeton, New Jersey                                 08543-5305
              ---------------------                              --------------
     (Address of principal executive offices)                       (Zip Code)

                                 (609) 520-9100
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.


                                        YES     X      NO
                                           -----------    -----------

Common Stock, $.001 Par Value - 9,880,708 as of February 13, 1996

                           TOTAL RESEARCH CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                 December 31,         June 30,
                                                                                        1995                1995
                                                                                        ----                ----
ASSETS
Current assets
Cash and cash equivalents                                                          $    46,837         $   128,071
Accounts receivable, less allowance for doubtful accounts
  of $58,625 at December 31, 1995 and $58,625 at June 30, 1995                       4,554,623           3,578,493
Costs and estimated earnings in excess of billings on
  uncompleted contracts                                                              1,969,728           1,685,041
Deferred Taxes                                                                         270,478             270,478
Other current assets                                                                   483,886             375,209
                                                                                   -----------         -----------
Total current assets                                                                 7,325,552           6,037,292
                                                                                   -----------         -----------
Fixed assets, less accumulated depreciation of $2,431,770
at December 31, 1995 and $2,237,727 at June 30, 1995                                 2,338,959           2,101,383
Capitalized market research products, less accumulated
  amortization of $486,402 at September 30, 1995 and
  $436,402 at June 30, 1995                                                            479,404             357,458
Deferred data accumulation costs, net of accumulated depreciation of
 $988,939 at December 31, 1995 and $770,300 at June 30, 1995                           850,046             858,223
Goodwill, net of accumulated amortization of $106,830 at
December 31,  1995 and $71,220 at June 30, 1995                                      1,811,123           1,734,233
Deferred taxes                                                                         439,043             433,082
Other assets                                                                           175,353             220,920
                                                                                   -----------         -----------
Total assets                                                                       $13,419,480         $11,742,591
                                                                                   ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Current portion of notes payable                                                   $ 1,032,688         $ 1,666,056
Accounts payable                                                                     1,492,324           1,686,193
Accrued expenses                                                                     1,515,973           1,277,492
Billings in excess of earnings                                                       2,219,304           1,068,280
Income  taxes payable                                                                   31,968             128,496
                                                                                   -----------         -----------
Total current liabilities                                                            6,292,257           5,826,517
                                                                                   -----------         -----------

Long-term liabilities
Capital lease obligations                                                               88,174              44,350
Notes payable                                                                        2,379,973           1,361,258
Other long-term liabilities                                                            104,802             187,780
                                                                                   -----------         -----------

Total liabilities                                                                    8,865,206           7,419,905

Shareholders' equity
Common stock-authorized 20,000,000 shares $.001 par value, 9,870,708 shares issued and outstanding at December 31, 1995 and
  9,822,708 shares issued and outstanding at June 30, 1995                               9,871               9,823
Additional paid-in capital                                                           3,501,781           3,470,429
Cumulative translation  adjustment                                                     (18,612)            (36,799)
Retained earnings                                                                    1,061,234             879,233
                                                                                   -----------         -----------
Total shareholders' equity                                                           4,554,274           4,322,686

Total liabilities and shareholders' equity                                         $13,419,480         $11,742,591
                                                                                   ===========         ===========


                 See notes to Consolidated Financial Statements

                           TOTAL RESEARCH CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME


                                                   Three Months Ended                     Six Months Ended
                                                   ------------------                     ----------------

                                            December 31,        December 31,       December 31,        December 31,
                                                   1995                1994*               1995               1994*
                                                   ----                ----                ----               ----
Revenues                                    $ 5,741,807         $ 5,098,469         $11,046,934         $9,417,719
Direct costs                                  2,574,202           2,365,780           5,060,327          4,194,155
                                            -----------         -----------         -----------         ----------

Gross profit                                  3,167,605           2,732,689           5,986,607          5,223,564

Operating expenses                            3,033,347           2,179,540           5,467,474          4,361,221
                                            -----------         -----------         -----------         ----------

Income from operations                          134,258             553,149             519,133            862,343

Interest expense                               (102,121)            (54,755)           (184,178)           (79,155)
Other income (expense), net                     (15,241)                -               (45,241)             1,965
                                            ------------         -----------         -----------         ----------

Income before taxes                              16,896             498,394             289,714            785,153

Provision (benefit) for income taxes              9,993             213,686             107,713            319,965
                                            -----------         -----------         -----------         ----------

Net income                                  $     6,903         $   284,708         $   182,001         $  465,188
                                            -----------         -----------         -----------         ----------

Weighted average common shares
 outstanding                                 10,396,715          10,019,447          10,410,916          9,939,009

Net Income per Weighted
 average common share                       $       -           $      0.03         $      0.02         $     0.05


* -  Restated

               See notes to the consolidated financial statements

                           TOTAL RESEARCH CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Six Months Ended
                                                                 ----------------
                                                          December 31,       December 31,
                                                                1995                1994*
                                                                ----                -----
Cash flows from operating activities:
Net income                                                    182,001             465,188

Adjustments to reconcile net income to cash
provided by operating activities
Depreciation                                                  421,686             394,929
Amortization                                                   85,900              65,488
Changes in assets and liabilities
Accretion of warrants                                           8,000               8,000
Adjustment for foreign currency translation                    18,187              45,991
(Increase) decrease in assets
 Accounts receivable                                         (755,431)            245,576
 Cost and estimated earnings in
  excess of billings on uncompleted contracts                (190,020)           (246,370)
 Other assets                                                 (69,071)              5,957
Increase (decrease) in liabilities
 Accounts payable                                            (193,869)             52,231
 Accrued expenses                                             202,871             (83,796)
 Billings in excess of earnings                             1,043,480             355,310
 Income taxes payable                                          96,528             (30,863)
 Other liabilities                                           (190,425)            (25,225)
                                                          -----------         -----------
Net cash provided by operating activities                     659,837           1,252,416

Cash flows from investing activities:
 Purchases of equipment                                      (453,431)           (367,226)
 Cash expended for capitalized  market
  research products                                          (140,030)            (35,375)
 Acquisition of certain assets of BMS and Carlson,
  net of cash acquired                                       (286,965)         (1,654,858)
 Deferred data accumulation costs                            (221,645)           (169,500)
                                                          -----------         -----------
Net cash used by investing activities                      (1,102,071)         (2,226,959)

Cash flows from financing activities:
 Repayment of debt                                         (4,428,262)         (2,898,379)
 Proceeds from long-term debt                               4,748,012           3,355,000
 Payment under capital lease obligations, net                   9,850               5,593
 Proceeds from issuance of common stock                        31,400              80,355
                                                          -----------         -----------
Net cash provided by (used in) financing
  activities                                                  361,000             542,569
Net increase (decrease) in cash and cash
 equivalents                                                  (81,234)           (431,974)
Cash and cash equivalents at beginning of period              128,071             671,646
                                                          -----------         -----------

Cash and cash equivalents at end of period                $    46,837         $   239,672
                                                          -----------         -----------


* - Restated

               See notes to the consolidated financial statements

                           TOTAL RESEARCH CORPORATION

                         Notes to Financial Statements

                           December 31, 1995 and 1994




Note 1 - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 1995 are not necessarily indicative of the results that may be expected for the year ended June 30, 1996.


Note 2 - Presentation of European Subsidiary  - TR-Europe


The summary of financial information, set forth below should be read in conjunction with the consolidated financial statements as of and for the period ended December 31, 1995 and December 31, 1994. The following summarizes information on TR-Europe's Statement of Income, converted to U.S. Dollars using a weighted average exchange rate of $1.56 and $1.55, for the six month periods ended December 31, 1995 and 1994, respectively and a weighted average exchange rate of $1.54 and $1.55 for the three month periods ended December 31, 1995 and 1994, respectively.



                            December 31,   December 31,     December 31,     December 31,
                                   1995           1994             1995             1994
Revenues                      1,344,463        862,140        3,066,084        1,594,435
Direct Costs                    647,106        422,245        1,570,285          780,896
                              ---------        -------        ---------        ---------

Gross Profit                    697,357        439,895        1,495,799          813,539

Operating Expenses              673,805        404,456        1,323,597          698,065
                              ---------        -------        ---------        ---------

Income from Operations           23,552         35,439          172,202          115,474

Income Taxes                     16,927          8,675           58,549           28,866
                              ---------        -------        ---------        ---------

Net Income                        6,625         26,764          113,653           86,608

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


Note 4 - Acquisition of Carlson Research Company

On November 27, 1995, the Company closed a transaction to acquire the assets of the Carlson Research Company ("CRC"), a division of Carlson Marketing Group. CRC provides market research services to a variety of companies, including Carlson Marketing Group. The purchase price was approximately $287,000, paid at closing, and the terms of the acquisition also provide for contingent payments to be made for periods through December 31, 1999 dependent upon the achievement of certain sales volumes in connection with the alliance between the Company and the Carlson Marketing Group.

The Company funded the acquisition with term debt secured through United Jersey Bank.

PART II - MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS

Result of Operations - Second Quarter Fiscal 1996 as Compared to Second Quarter Fiscal 1995.

Statement of Income Data:
-------------------------
(Expressed as a percentage of revenues)
                                                            Three Months Ended
                                                           ---------------------
                                                                December 31,
                                                           ---------------------
                                                            1995           1994
                                                            ----           ----
Revenues                                                   100.0%         100.0%
Direct costs                                                44.8%          46.4%
                                                           -----          -----
   Gross profit                                             55.2%          53.6%
Operating expenses                                          52.8%          42.7%
                                                           -----          -----
Income from operations                                       2.4%          10.9%
Interest expense                                             1.8%           1.1%
Other income (expense), net                                 (0.3%)          0.0%
                                                           -----          -----
Income before income taxes                                    .3%           9.8%
Provision for income taxes                                    .2%           4.2%
                                                           -----          -----
Net income                                                    .1%           5.6%


Revenues for the second quarter of fiscal 1996 increased 12.6% or $643,338 versus the same quarter in the prior year, to $5,741,807. This increase in revenue is the result of a significant increase in revenues from its European division as well as increasing revenues in its Quality Management and Health Care divisions. The Company's Consumer Research and Information Technologies divisions revenues were below last year's level. The decline in revenues in the Consumer Research Services division during the second quarter of fiscal 1996 can be attributed to the management focus in the division on the development of new products. This division, which markets the Company's EQUITREND product, invested heavily in the second half of fiscal 1995 and the first half of fiscal 1996 in developing new products using the EQUITREND database that it introduced in the first quarter of fiscal 1996.

The Company's outlook for the remainder of fiscal year 1996 is for improvement in operating results based on increasing revenues due to increasing clients and capabilities (including its recent acquisition of Carlson Research Company), its commitment to its internal total quality management program (which includes a focus on re-engineering its research processes to improve profitability and customer satisfaction on projects), its commitment to develop cutting-edge predictive market research products and its efforts to reduce its general and administrative expenses as a percentage of total revenues.

The Company defines backlog as the unearned portions of its existing contracts at each balance sheet date. The Company's backlog at December 31, 1995 was approximately $8,000,000 as compared to a backlog of approximately $7,300,000 at June 30, 1995 and approximately $5,600,000 at December 31, 1994. The amount of backlog at any time may not be indicative of intermediate or long-term trends in the Company's operations.

Direct costs for the second quarter of fiscal 1996 totaled $2,574,202, an increase of 8.8% or $208,422 versus the prior year's total of $2,365,780. As such, they were 44.8% of revenues, as compared to 46.4% of revenues in the prior year. This decrease in direct costs as a percentage of revenues is the result of the Company's overall change in the mix of work it performed during the second quarter of fiscal 1996 versus the second quarter of fiscal 1995. In the second quarter of fiscal 1996 the Company delivered a greater percentage of qualitative business, which is typically more labor intensive and, therefore, generates higher gross margins as compared to the equivalent quarter in fiscal 1995.

Operating expenses for the second quarter of fiscal 1996 totaled $3,033,347, an
increase of 39.2% or $853,807 over the same quarter in the prior year.   The
increase can be attributed to costs associated with the negotiation and integration of the acquisition of Carlson Research Company, the payroll costs associated with the investment in staffing for new levels of business the Company is experiencing, especially in the European division., corporate development costs, additional sales costs, costs associated with automation of the management information systems as well as additional fringe benefits costs. Expressed as a percent of revenue, operating expenses increased to 52.8% of revenue in the second quarter of fiscal 1996, versus 42.8% in the second quarter of fiscal 1995. Expressed as a percentage of gross profit, operating expenses increased to 95.8% of gross profit in the second quarter of fiscal 1996, versus 79.8% in the first quarter of fiscal 1995.

Income from operations decreased $418,891 to $134,258 during the second quarter of fiscal 1996, as compared to $553,149 during the second quarter of fiscal 1995, for all the reasons set forth herein.

The Company's interest expenses increased $47,366 in the second quarter of fiscal 1996 to $102,121, as compared to $54,755 in the second quarter of fiscal 1995, as a result of the funding of the acquisitions of TR - Europe and Carlson Research Company and the funding of additional working capital related to the Company's growth.

Other income (expense) totaled ($15,241) for the second quarter of fiscal 1996, a decrease of $15,246 versus income of $5 during the second quarter of fiscal 1995, due primarily to the reserve for non-recurring professional expenses. Also included is licensing income of approximately $10,000 earned by the Company as the result of its licensing arrangement with TRCA in Argentina.

Income before taxes totaled $16,896 for the second quarter of fiscal 1996 versus $498,399 in the second quarter of fiscal 1995 for the reasons set forth above. The income tax provision for the second quarter of fiscal 1996 was $9,993, versus $213,686 for the second quarter of fiscal 1995 due to the decreased earnings of the Company.

Net income for the second quarter of fiscal 1996 was $6,903, or $.00 per share, versus earnings of $284,713, or $.03 per share for the second quarter of fiscal 1995.

Result of Operations - Six Months Year to Date Fiscal 1996 as compared to Six Months Year to Date Fiscal 1995

Statement of Income Data:
(Expressed as a percentage of revenues)

                                                             Six Months Ended
                                                             ----------------
                                                                December 31,
                                                                ------------
                                                            1995           1994
                                                            ----           ----
Revenues                                                   100.0%         100.0%
Direct costs                                                45.8%          44.5%
                                                           -----          -----
   Gross profit                                             54.2%          55.5%
Operating expenses                                          49.5%          46.4%
                                                           -----          -----
Income from operations                                       4.7%           9.1%
Interest expense                                             1.7%           0.8%
Other income (expense), net                                 (0.4%)          0.0%
                                                           -----          -----
Income before income taxes                                   2.6%           8.3%
Provision for income taxes                                   1.0%           3.4%
                                                           -----          -----
Net income                                                   1.6%           4.9%

Revenues for the first six months of fiscal 1996 increased 17% or $1,629,215 versus the same six months in the prior year, to $11,046,934. This increase in revenue is the result of a significant increase in revenues from its European division as well as increasing revenues in its Quality Management and Health Care. The Company's Consumer Research and Information Technologies divisions revenues were below last year's level. The decline in revenues in the Consumer Research Services division during the first quarter of fiscal 1996 can be attributed to the management focus in the division on the development of new products. This division, which markets the Company's EQUITREND product, invested heavily in the second half of fiscal 1995 in developing new products using the EQUITREND database that it has introduced in the first quarter of fiscal 1996.

The Company defines backlog as the unearned portions of its existing contracts at each balance sheet date. The Company's backlog at December 31, 1995 was approximately $8,000,000 as compared to a backlog of approximately $7,400,000 at September 30, 1995, $7,300,000 at June 30, 1995 and approximately $5,600,000 at December 31, 1994. The amount of backlog at any time may not be indicative of intermediate or long-term trends in the Company's operations.

Direct costs increased 21% or $866,172 for the first six months of fiscal 1996 to $5,060,327 versus the prior year's six month total of $4,194,155. As such, they were 45.8% of revenues, as compared to 44.5% of revenues in the prior year. This increase in direct costs as a percentage of revenues is the result of the Company's overall change in the mix of work it performed during the first six months of fiscal 1996 versus the first six months of fiscal 1995.
The Company delivered a much greater percentage of quantitative business during the first quarter, which typically includes substantial out-of-pocket expenses for data collection versus qualitative business, which is typically more labor intensive and, therefore, generates higher gross margins. In the second quarter of fiscal 1996, the mix shifted to increased qualitative business, and the gross profit margins improved correspondingly.

Operating expenses for the first six months of fiscal 1996 totaled $5,467,474, an increase of 25% or $1,106,253 over the first six months of fiscal 1995.
The increase can be attributed to the payroll costs associated with the investment in staffing for new levels of business, especially in the European division, the costs associated with the negotiation and integration of Carlson Research Company, corporate development costs, additional sales costs, costs associated with the automation of the management information systems, and additional fringe benefit costs. Expressed as a percent of revenue, operating expenses increased to 49.5% of revenue in the first six months of fiscal 1996, versus 46.3% in the first six months of fiscal 1995. Expressed as a percentage of gross profit, operating expenses increased to 91.3% of gross profit in the first six months of fiscal 1996, versus 83.5% in the first six months of fiscal 1995.

Income from operations decreased $343,210 to $519,133 during the first six months of fiscal 1996, as compared to $862,343 during the first six months of fiscal 1995, for all the reasons set forth herein.

The Company's interest expense increased $105,023 in the first six months of fiscal 1996 to $184,178, as compared to $79,155 in the first six months of fiscal 1995, as a result of the funding of the acquisition of TR - Europe and Carlson Research Company and the funding of additional working capital related to the Company's growth.

Other income (expense) totaled ($45,241) for the first six months of fiscal 1996, a decrease of $47,206 versus income of $1,965 during the first six months of fiscal 1995, due primarily to the reserve for non-recurring professional services. Also included is licensing income of approximately $30,000 earned by the Company as the result of its licensing arrangement with TRCA in Argentina.

Income before taxes totaled $289,714 for the first six months of fiscal 1996 versus $785,153 in the first six months of fiscal 1995 for the reasons set forth above.

The income tax provision for the first six months of fiscal 1996 was $107,713, versus $319,965 for the first six months of fiscal 1995 due to the decreased earnings of the Company.

Net income for the first six months of fiscal 1996 was $182,001, or $.02 per share, versus earnings of $465,188 or $.05 per share for the first six months of fiscal 1995.

Liquidity and Capital Resources

Working capital increased to $1,033,295, at December 31, 1995 from $(5,198) at September 30, 1995, and $210,775 at June 30, 1995, and the current ratio increased to 1.16 from 1.00 at September 30, 1995 and 1.04 at June 30, 1995. The increase in working capital is attributable to a restructuring of the Company's financing, as discussed below, which had the effect of decreasing the current portion of the Company's debt by approximately $630,000 as compared to the levels of June 30, 1995, and by the acceleration of billings of the Company's clients which has resulted in higher receivables and improved cash generation during the second quarter of fiscal 1996.

The Company's Notes Payable (both short term and long term) were approximately $3.4 at December 31, 1995, compared to $3.6 million at September 30, 1995 and $3.0 million at June 30, 1995, The reduction of working capital financing was approximately $.05 million, net of the funding of the acquisition of Carlson Research Company for approximately $287,000.

The structure of the Company's Notes payable was $2.38 million long-term and $1.03 million short-term. The Company reached an agreement with United Jersey Bank (UJB) of Princeton, NJ on a $4.75 million financing package to improve the structure of its debt such that the long term debt reflects the Company's investment in long-term assets, including its acquisitions of TR - Europe and Carlson Research Company as well as its Capitalized Market Research Products.

Inflation had no material effect on the financial performance of the Company during the periods reported.

In December 1995, and pursuant to restructuring of its debt with UJB the Company revised its existing line of credit with UJB as follows:

         A $1.25 million revolving line of credit capped at 50% of eligible receivables (including standby letters of credit of approximately $125,000). The interest rate is based on certain financial covenants
         and is currently 1/2% above the prime rate.   At December 31, 1995,
         the Company had borrowed $0 against the revolving line of credit. The Company is obligated to pay United Jersey Bank a commitment fee of 1/4% on the average unused amount of the revolving line of credit, paid quarterly.

         A three-year $3,000,000 term loan with equal principal payments of $50,000 each month with a balloon payment on December 31, 1998. The interest rate on this loan is fixed at 8.6% per annum.

         A $500,000 term loan is available to the Company to finance the purchase of certain fixed assets. This loan has not been drawn down.

The agreement with UJB executed in 1991 contained a provision that the Company grant to UJB five-year warrants for 232,514 shares of the Company's common stock at an exercise price of $1.75 per share. UJB continues to hold these warrants.

The agreement with UJB executed on December 28, 1995 also contains restrictions, one of which requires the Company to maintain certain financial ratios. As of December 31, 1995, the Company has met these minimum ratios.

The Company also has a bank overdraft facility of L.300,000 with Coutts & Co in London, England. This facility is charged at a rate of 3% above the UK Base Rate. At December 31, 1995, the bank borrowings were at L.284,663 (approximately US$ 430,000) and the UK Base Rate was 6.75%.

Cash totaled $46,837 at December 31, 1995 versus $128,071 at June 30, 1995,

Net Accounts Receivable totaled $4,554,623 at December 31, 1995, compared to $3,578,493 at the June 30, 1995, for a net increase of $976,130. The increase in receivables is the result of an acceleration in the billing of clients in the second quarter of fiscal 1995.

Costs and estimated earnings in excess of billings on uncompleted contracts totaled $1,969,728 at December 31, 1995, compared to $1,685,041 at June 30,1995, for a net increase of $284,687. The normal fluctuations in the billing cycle of work-in-progress accounted for this increase.

Fixed assets at cost, less accumulated depreciation and amortization increased by $237,576 at December 31, 1995 to $2,221,544, compared to $2,101,383 at June
30, 1995, due primarily to the expansion of the Company's London operations.

Capitalized Market Research Products, net increased by $121,946 at December 31, 1995 to $479,404, compared to $357,458 at June 30, 1995. The increase is the result of several new products the Company is currently developing, notably the Continuous EquiTrend product. The Company plans to introduce these products during fiscal year 1996

Deferred Data Accumulation Costs decreased by $(8,177) at December 31, 1995 to $850,046, compared to $858,223 at June 30, 1995. The relatively small fluctuation represents the fact the Company is amortizing the historical costs at approximately the same rate as data accumulation costs are incurred with current product offerings.

Current portion of notes payable decreased by $633,368 at December 31, 1995 to $1,032,688, compared to $1,666,056 at June 30, 1995. The decrease is due to the restructuring of the Company's debt with UJB, as discussed above.

Accounts payable and accrued expenses increased by $44,612 at December 31, 1995 to $3,008,297, compared to $2,963,685 at June 30, 1995. The usual fluctuations in the Company's business accounted for the change.

 Billings in excess of earnings increased $1,151,024 at December 31, 1995 to $2,219,304, compared to $1,068,280 at June 30, 1995. The acceleration of billings to clients in the second quarter of fiscal 1996 accounted for this increase.

Federal and state income taxes payable decreased $96,528 at December 31, 1995 to $31,968, compared to $128,496 at June 30, 1995, as a result of the reduced earnings of the Company in the second quarter of fiscal 1996.

The long-term portion of lease obligations increased $43,824 at December 31 1995 to $88,174, compared to $44,350 at June 30, 1995. Leases assumed by TR - Europe accounted for this increase.

Notes payable increased $1,018,715 at December 31, 1995 to $2,379,973, compared to $1,361,258 at June 30, 1995. The increase is due to the restructuring of the Company's financing with UJB, as discussed above.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

   There are no material legal actions, proceedings or litigations pending or threatened to the knowledge of the Company.

Item 2.   Changes in Securities

   None.

Item 3.   Defaults upon Senior Securities

   None.

Item 4.   Submission of Matters to a Vote of Security Holders

   None.

Item 5.    Other information

   None.

Item 6.    Exhibits and Reports on Form 8-K:

   A.  None.

   B. Form 8-K for the earliest event reported on October 13, 1995 concerning the discussion of certain accounting principles.

      As a subsequent event, Form 8-K for earliest report on February 7, 1996 pertaining to the change in accountants.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                   TOTAL RESEARCH CORPORATION
                          (Registrant)


                   /s/Lorin Zissman
                   ---------------------------------------
                   BY: LORIN ZISSMAN,
                   CHIEF EXECUTIVE OFFICER

                   /s/John Parsons
                   ---------------------------------------
                   BY: JOHN PARSONS,
                   CHIEF FINANCIAL OFFICER


Dated:  February 13, 1996

                                EXHIBIT INDEX


                     Exhibit 27 - Financial Data Schedule