Form 10-Q
period 1996-03-31
TOTAL RESEARCH CORP
filed 1996-05-22
CIK 803058

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDING MARCH 31, 1996

Commission File Number: 0-15692

                           TOTAL RESEARCH CORPORATION
               (Exact name of Registrant as specified in Charter)

                  DELAWARE                           22-2072212
           (State of Incorporation)      (IRS Employer Identification No.)

Princeton Corporate Center, 5 Independence Way
             Princeton, New Jersey                     08543-5305
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

                             YES     X      NO
                                    ---        ---

Common Stock, $.001 Par Value - 9,880,708 as of May 13, 1996

                           TOTAL RESEARCH CORPORATION
                          Consolidated Balance Sheets

                                                                                March 31,           June 30,
                                                                                  1996               1995
                                                                                  ----               ----
ASSETS
Current assets
Cash and cash equivalents                                                     $     62,294   $    128,071
Accounts receivable, less allowance for doubtful accounts
  of $58,625 at March 31, 1996 and $58,625 at June 30, 1995                      4,020,400      3,578,493
Costs and estimated earnings in excess of billings on
  uncompleted contracts                                                          2,125,948      1,685,041
Deferred Taxes                                                                     270,478        270,478
Other current assets                                                               593,505        375,209
                                                                              ------------   ------------
Total current assets                                                             7,072,625      6,037,292
                                                                              ------------   ------------

Fixed assets, less accumulated depreciation of $2,528,792
at December 31, 1995 and $2,237,727 at June 30, 1995                             2,468,901      2,101,383
Capitalized market research products, less accumulated
  amortization of $521,402 at March 31, 1996 and
  $436,402 at June 30, 1995                                                        444,404        357,458
Deferred data accumulation costs, net of accumulated depreciation of
 $1,129,225 at March 31, 1996 and $770,300 at June 30, 1995                        903,095        858,223
Goodwill, net of accumulated amortization of $124,635 at
March 31, 1996 and $71,220 at June 30, 1995                                      1,793,318      1,734,233
Deferred taxes                                                                     439,043        433,082
Other assets                                                                       210,398        220,920
                                                                              ------------   ------------
Total assets                                                                  $ 13,331,784   $ 11,742,591
                                                                              ============   ============


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities

Current portion of notes payable                                              $  1,933,796   $  1,666,056
Accounts payable                                                                 1,788,142      1,686,193
Accrued expenses                                                                   961,196      1,277,492
Billings in excess of earnings                                                   1,575,343      1,068,280
Income  taxes payable                                                               77,826        128,496
                                                                              ------------   ------------
Total current liabilities                                                        6,336,303      5,826,517
                                                                              ------------   ------------

Long-term liabilities

Capital lease obligations                                                           88,522         44,350
Notes payable                                                                    2,270,727      1,361,258
Other long-term liabilities                                                        54,370        187,780
                                                                              ------------   ------------

Total liabilities                                                                8,749,922      7,419,905

Shareholders' equity

Common stock-authorized 20,000,000 shares $.001 par value, 9,880,708 shares issued and outstanding at March 31, 1996 and
  9,822,708 shares issued and outstanding at June 30, 1995                           9,881          9,823
Additional paid-in capital                                                       3,505,833      3,470,429
Cumulative translation  adjustment                                                   3,969        (36,799)
Retained earnings                                                                1,062,179        879,233
                                                                              ------------   ------------
Total shareholders' equity                                                       4,581,862      4,322,686

Total liabilities and shareholders' equity                                    $ 13,331,784   $ 11,742,591
                                                                              ============   ============

                 See notes to Consolidated Financial Statements

                           TOTAL RESEARCH CORPORATION
                        Consolidated Statements of Income

                                           Three Months Ended                 Nine Months Ended
                                           ------------------                 -----------------

                                        March 31,      March 31,         March 31,      March 31,
                                             1996           1995*             1996           1995*
                                             ----           -----             ----           -----
Revenues                               $  6,262,864    $  4,739,457    $ 17,309,798    $ 14,157,176
Direct costs                              2,864,450       1,841,882       7,924,777       6,036,037
                                       ------------    ------------    ------------    ------------

Gross profit                              3,398,414       2,897,575       9,385,021       8,121,139

Operating expenses                        3,292,398       2,356,357       8,759,872       6,717,578
                                       ------------    ------------    ------------    ------------

Income from operations                      106,016         541,218         625,149       1,403,561

Interest expense                           (110,425)        (62,125)       (294,603)       (141,280)
Other income (expense), net                   5,909           1,627         (39,332)          3,592
                                       ------------    ------------    ------------    ------------

Income before taxes                           1,500         480,720         291,214       1,265,873

Provision (benefit) for income taxes            555         177,809         108,268         497,774
                                       ------------    ------------    ------------    ------------

Net income                             $        945    $    302,911    $    182,946    $    768,099

Weighted average common shares
 outstanding                             10,300,176      10,522,145      10,132,885      10,397,245

Net Income per Weighted
 average common share                  $       0.00    $       0.03    $       0.02    $       0.07

* - restated

               See notes to the consolidated financial statements

                                                          Nine Months Ended
                                                      ------------------------
                                                      March 31,      March 31,
                                                        1996           1995*
                                                        ----           ----
Cash flows from operating activities:
Net income                                               182,946        768,099

Adjustments to reconcile net income to cash
provided by operating activities
Depreciation                                             649,990        678,985
Amortization                                             138,415        117,722
Changes in assets and liabilities
Accretion of warrants                                     12,000         12,000
Adjustment for foreign currency translation               40,768         20,294
(Increase) decrease in assets
 Accounts receivable                                    (221,208)      (688,032)
 Cost and estimated earnings in
  excess of billings on uncompleted contracts           (346,240)      (143,398)
 Other assets                                           (213,735)       (60,376)
Increase (decrease) in liabilities
 Accounts payable                                        101,949         (8,285)
 Accrued expenses                                       (416,531)      (364,473)
 Billings in excess of earnings                          399,519         46,584
 Income taxes payable                                    (50,670)        26,453
 Other liabilities                                      (145,410)       (54,488)
                                                     -----------    -----------
Net cash provided by operating activities                131,793        351,085

Cash flows from investing activities:
 Purchases of equipment                                 (623,620)      (553,440)
 Cash expended for capitalized  market
  research products                                     (140,031)      (123,179)
 Acquisition of certain assets of BMS and Carlson,
  net of cash acquired                                  (286,965)    (1,806,510)
 Deferred data accumulation costs                       (403,797)      (403,797)
                                                     -----------    -----------
Net cash used by investing activities                 (1,454,413)    (2,886,926)

Cash flows from financing activities:
 Repayment of debt                                    (5,650,525)    (3,389,121)
 Proceeds from long-term debt                          6,827,734      5,405,000
 Payment under capital lease obligations, net             44,172        (34,362)
 Proceeds from issuance of common stock                   35,462         80,355
                                                     -----------    -----------
Net cash provided by (used in ) financing
  activities                                           1,256,843      2,061,872
Net increase (decrease) in cash and cash
 equivalents                                             (65,777)      (473,969)
Cash and cash equivalents at beginning of period         128,071        671,646
                                                     -----------    -----------

Cash and cash equivalents at end of period           $    62,294    $   197,677
                                                     ===========    ===========

* - Restated

               See notes to the consolidated financial statements

                           TOTAL RESEARCH CORPORATION

                          Notes to Financial Statements

                             March 31, 1996 and 1995


Note 1 - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended June 30, 1996.


Note 2 - Presentation of European Subsidiary  - TR-Europe


The summary of financial information, set forth below should be read in conjunction with the consolidated financial statements as of and for the period ended March 31, 1996 and March 31, 1995. The following summarizes information on TR-Europe's Statement of Income, converted to U.S. Dollars using a weighted average exchange rate of $1.54 and $1.58, for the nine month periods ended March 31, 1996 and 1995, respectively and a weighted average exchange rate of $1.53 and $1.60 for the three month periods ended March 31, 1996 and 1995, respectively.

                                  Three Months Ending      Nine Months Ending
                                March 31,    March 31,    March 31,    March 31,
                                   1996         1995         1996         1995
                                   ----         ----         ----         ----
Revenues                        1,457,219    1,166,050    4,523,303    2,773,786
Direct Costs                      681,456      523,570    2,251,741    1,311,574
                                ---------    ---------    ---------    ---------

Gross Profit                      775,762      642,480    2,271,561    1,462,212

Operating Expenses                735,349      541,430    2,118,946    1,244,933
                                ---------    ---------    ---------    ---------

Income from Operations             40,414      101,050      152,616      217,279

Income Taxes                       11,316       25,262       14,732       54,317
                                ---------    ---------    ---------    ---------

Net Income                         29,098       75,788      137,884      162,962

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

Note 4 - Acquisition of Carlson Research Company

On November 27, 1995, the Company closed a transaction to acquire the assets of the Carlson Research Company ("CRC"), a division of Carlson Marketing Group. CRC provides market research services to a variety of companies, including Carlson Marketing Group. The purchase price was approximately $287,000, paid at closing, and the terms of the acquisition also provide for contingent payments to be made for periods through December 31, 1999 dependent upon the achievement of certain sales volumes in connection with the alliance between the Company and the Carlson Marketing Group. There have been none as of March 31, 1996.

The Company funded the acquisition with term debt secured through United Jersey Bank.

PART II - MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS

Result of Operations - Third Quarter Fiscal 1996 as Compared to Third Quarter Fiscal 1995.

Statement of Income Data:
- -------------------------
(Expressed as a percentage of revenues)         Three Months Ended
                                                ------------------
                                                    March 31,
                                                    ---------
                                                 1996        1995
                                                 ----        ----
Revenues                                        100.0%      100.0%
Direct costs                                     45.7%       38.9%
                                                -----       -----
   Gross profit                                  54.3%       61.1%
Operating expenses                               52.6%       49.7%
                                                -----       -----
Income from operations                            1.7%       11.4%
Interest expense                                  1.7%        1.3%
Other income (expense), net                       0.1%       0.0%
                                                -----       -----
Income before income taxes                         .1%       10.1%
Provision for income taxes                         .0%        3.8%
                                                -----       -----
Net income                                         .1%        6.3%



Revenues for the third quarter of fiscal 1996 increased 32.1% or $1,523,407 versus the same quarter in the prior year, to $6,262,864. This increase in revenue is the result of increases in revenues from its European division , Quality Management and Health Care divisions. The Company's Consumer Research and Information Technologies divisions revenues were at or just below last year's level.

The Company defines backlog as the unearned portions of its existing contracts at each balance sheet date. The Company's backlog at March 31, 1996 was approximately $9,500,000 as compared to a backlog of approximately $7,300,000 at June 30, 1995 and approximately $6,539,000 at March 31, 1995. The amount of backlog at any time may not be indicative of intermediate or long-term trends in the Company's operations.

Direct costs for the third quarter of fiscal 1996 totaled $2,864,450, an increase of 55.5% or $1,022,568 versus the prior year's total of $1,841,882. As such, they were 45.7% of revenues, as compared to 38.9% of revenues in the prior year. This increase in direct costs as a percentage of revenues is the result of the Company's overall change in the mix of work it performed during the third quarter of fiscal 1996 versus the third quarter of fiscal 1995. In the third quarter of fiscal 1996 the Company delivered a greater percentage of quantitative and international business, which is typically completed by subcntracting the data collection phase of the project, and, therefore, generates lower gross margins as compared to the equivalent quarter in fiscal 1995.

Operating expenses for the third quarter of fiscal 1996 totaled $3,292,398, an increase of 39.7% or $936,041 over the same quarter in the prior year. The increase can be attributed to costs associated with the integration of the acquired Carlson Research Company, the payroll costs associated with the investment in staffing for new levels of business the Company is experiencing, especially in the European division., corporate development costs, additional sales costs, costs associated with automation of the management information systems as well as additional fringe benefits costs. The Company also incurred approximately $100,000 in severance and restructuring costs associated with the elimination of its internal personal field and communications departments. Expessed as a percent of revenue, operating expenses increased to 52.6% of revenue in the third quarter of fiscal 1996, versus 49.7% in the third quarter of fiscal 1995. Expressed as a percentage of gross profit, operating expenses increased to 96.9% of gross profit in the third quarter of fiscal 1996, versus 81.3% in the third quarter of fiscal 1995.

Income from operations decreased $435,202 to $106,016 during the third quarter of fiscal 1996, as compared to $541,218 during the third quarter of fiscal 1995, for all the reasons set forth herein.

The Company's interest expenses increased $48,300 in the third quarter of fiscal 1996 to $110,425, as compared to $62,125 in the third quarter of fiscal 1995, as a result of the funding of the acquisitions of TR - Europe and Carlson Research Company and the funding of additional working capital related to the Company's growth.

Other income (expense) totaled $5,909 for the third quarter of fiscal 1996, an increase of $4,282 versus income of $1,627 during the third quarter of fiscal 1995. Included is licensing income of approximately $10,000 earned by the Company as the result of its licensing arrangement with TRCA in Argentina.

Income before taxes totaled $1,500 for the third quarter of fiscal 1996 versus $480,720 in the third quarter of fiscal 1995 for the reasons set forth above. The income tax provision for the third quarter of fiscal 1996 was $555, versus $177,809 for the third quarter of fiscal 1995 due to the decreased earnings of the Company.

Net income for the third quarter of fiscal 1996 was $945, or $.00 per share, versus earnings of $302,911, or $.03 per share for the third quarter of fiscal 1995.

Result of Operations - Nine Months Year to Date Fiscal 1996 as compared to Nine Months Year to Date Fiscal 1995

Statement of Income Data:
- -------------------------
(Expressed as a percentage of revenues)         Nine Months Ended
                                                -----------------
                                                    March 31,
                                                    ---------
                                                 1996        1995
                                                 ----        ----
Revenues                                        100.0%      100.0%
Direct costs                                     45.8%       42.6%
                                                -----       -----
   Gross profit                                  54.2%       57.4%
Operating expenses                               50.7%       47.5%
                                                -----       -----
Income from operations                            3.5%        9.9%
Interest expense                                  1.7%        1.0%
Other income (expense), net                     (0.1%)       0.0%
                                                -----       -----
Income before income taxes                        1.7%        8.9%
Provision for income taxes                         .6%        3.5%
                                                -----       -----
Net income                                        1.1%        5.4%


Revenues for the first nine months of fiscal 1996 increased 22% or $3,152,622 versus the same nine months in the prior year, to $17,309,798. This increase in revenue is the result of a significant increase in revenues from its European division as well as increasing revenues in its Quality Management and Health Care. The Company's Consumer Research and Information Technologies divisions revenues were at or just below last year's level. The decline in revenues in the Consumer Research Services division during the first quarter of fiscal 1996 can be attributed to the management focus in the division on the development of new products. This division, which markets the Company's EQUITREND product, invested heavily in the second half of fiscal 1995 in developing new products using the EQUITREND database that it has introduced in the first quarter of fiscal 1996.

The Company defines backlog as the unearned portions of its existing contracts at each balance sheet date. The Company's backlog at March 31, 1996 was approximately $9,500,000 as compared to a backlog of approximately $6,539,000 at March 31, 1996 and approximately $7,300,000 at June 30, 1995. The amount of backlog at any time may not be indicative of intermediate or long-term trends in the Company's operations.

Direct costs increased 31% or $1,888,740 for the first nine months of fiscal 1996 to $7,924,777 versus the prior year's nine month total of $6,036,037. As such, they were 45.8% of revenues, as compared to 42.6% of revenues in the prior year. This increase in direct costs as a percentage of revenues is the result of the Company's overall change in the mix of work it performed during the first nine months of fiscal 1996 versus the first nine months of fiscal 1995. The Company delivered a much greater percentage of quantitative and international business during the first nine months of fiscal 1996, which typically includes substantial out-of-pocket expenses for data collection versus qualitative business, which is typically more labor intensive and, therefore, generates higher gross margins.

Operating expenses for the first nine months of fiscal 1996 totaled $8,759,872, an increase of 30.4% or $2,042,294 over the first nine months of fiscal 1995. The increase can be attributed to the payroll costs associated with the investment in staffing for new levels of business, especially in the European division, the costs associated with the negotiation and integration of Carlson Research Company, corporate development costs, additional sales costs, costs associated with the automation of the management information systems, and additional fringe benefit costs. The Company also incurred approximately $100,000 in severance and restructuring costs associated with the elimination of its internal personal field and communications departments. Expressed as a percent of revenue, operating expenses increased to 50.6% of revenue in the first nine months of fiscal 1996, versus 47.4% in the first nine months of fiscal 1995. Expressed as a percentage of gross profit, operating expenses increased to 93.3% of gross profit in the first nine months of fiscal 1996, versus 82.3% in the first nine months of fiscal 1995.

Income from operations decreased $778,412 to $625,149 during the first nine months of fiscal 1996, as compared to $1,403,561 during the first nine months of fiscal 1995, for all the reasons set forth herein.

The Company's interest expense increased $153,323 in the first nine months of fiscal 1996 to $294,603, as compared to $141,280 in the first nine months of fiscal 1995, as a result of the funding of the acquisition of TR - Europe and Carlson Research Company and the funding of additional working capital related to the Company's growth.

Other income (expense) totaled ($39,332) for the first nine months of fiscal 1996, a decrease of $42,924 versus income of $3,592 during the first nine months of fiscal 1995, due primarily to the reserve for non-recurring professional services. Also included is licensing income of approximately $40,000 earned by the Company as the result of its licensing arrangement with TRCA in Argentina.

Income before taxes totaled $291,214 for the first nine months of fiscal 1996 versus $1,265,873 in the first nine months of fiscal 1995 for the reasons set forth above.

The income tax provision for the first nine months of fiscal 1996 was $108,268, versus $497,774 for the first nine months of fiscal 1995 due to the decreased earnings of the Company.

Net income for the first nine months of fiscal 1996 was $182,946, or $.02 per share, versus earnings of $768,099 or $.07 per share for the first nine months of fiscal 1995.


Liquidity and Capital Resources

Working capital increased to $736,322, at March 31, 1996 from $210,775 at June 30, 1995, and the current ratio increased to 1.12 from 1.04 June 30, 1995. The increase in working capital is attributable to a restructuring of the Company's financing, as discussed below, which had the effect of decreasing the current portion of the Company's debt by approximately $630,000 as compared to the levels of June 30, 1995.

The Company's Notes Payable (both short term and long term) were approximately $3.8 at March 31, 1996, compared to $3.4 million at December 31, 1995 and $3.0 million at June 30, 1995,

The structure of the Company's Notes payable was $2.38 million long-term and $1.03 million short-term. The Company reached an agreement with United Jersey Bank (UJB) of Princeton, NJ on a $4.75 million financing package to improve the structure of its debt such that the long term debt reflects the Company's investment in long-term assets, including its acquisitions of TR - Europe and Carlson Research Company as well as its Capitalized Market Research Products.

Inflation had no material effect on the financial performance of the Company during the periods reported.

In December 1995, and pursuant to restructuring of its debt with UJB the Company revised its existing line of credit with UJB as follows:

        A $1.25 million revolving line of credit capped at 50% of eligible receivables (including standby letters of credit of approximately $125,000). The interest rate is based on certain financial covenants and is currently 1/2% above the prime rate. At December 31, 1995, the Company had borrowed $950,000 against the revolving line of credit. The Company is obligated to pay United Jersey Bank a commitment fee of 1/4% on the average unused amount of the revolving line of credit, paid quarterly.

        A three-year $3,000,000 term loan with equal principal payments of $50,000 each month with a balloon payment on December 31, 1998. The interest rate on this loan is fixed at 8.6% per annum. The Company currently owes $2,900,000 against this term note.

        A $500,000 term loan is available to the Company to finance the purchase of certain fixed assets. This loan has not been drawn down.

The agreement with UJB executed in 1991 contained a provision that the Company grant to UJB five-year warrants for 232,514 shares of the Company's common stock at an exercise price of $1.75 per share. UJB continues to hold these warrants.

The agreement with UJB executed on December 28, 1995 also contains restrictions, one of which requires the Company to maintain certain financial ratios. As of March 31, 1996, the Company has met these minimum ratios.

The Company also has a bank overdraft facility of pound sterling 300,000 with Coutts & Co in London, England. This facility is charged at a rate of 3% above the UK Base Rate. At March 31, 1996, the bank borrowings were at pound sterling 232,322 (approximately US$ 350,000) and the UK Base Rate was 6.75%.

Cash totaled $62,294 at March 31, 1996 versus $128,071 at June 30, 1995,

Net Accounts Receivable totaled $4,020,400 at March 31, 1996, compared to $3,578,493 at the June 30, 1995, for a net increase of $441,907. The increase in receivables is the result of the increasing business of the Company.

Costs and estimated earnings in excess of billings on uncompleted contracts totaled $2,125,948 at March 31, 1996, compared to $1,685,041 at June 30,1995, for a net increase of $440,907. The normal fluctuations in the billing cycle of work-in-progress accounted for this increase.

Fixed assets at cost, less accumulated depreciation and amortization increased by $367,518 at March 31, 1996 to $2,468,901, compared to $2,101,383 at June 30,
1995, due primarily to the expansion of the Company's London operations.

Capitalized Market Research Products, net increased by $86,946 at March 31, 1996 to $444,404, compared to $357,458 at June 30, 1995. The increase is the result of new products the Company is currently developing or has developed, notably the Continuous EquiTrend product. The Company plans to introduce these products during fiscal year 1996

Deferred Data Accumulation Costs increased by $44,872 at March 31, 1996 to $903,095, compared to $858,223 at June 30, 1995. The relatively small fluctuation represents the fact the Company is amortizing the historical costs at approximately the same rate as data accumulation costs are incurred with current product offerings.

Current portion of notes payable increased by $267,740 at March 31, 1996 to $1,933,796, compared to $1,666,056 at June 30, 1995. The increase is due to a slow-down in the receipt of cash from its clients.

Accounts payable and accrued expenses decreased by $214,347 at March 31, 1996 to $2,749,338, compared to $2,963,685 at June 30, 1995. The usual fluctuations in the Company's business accounted for the change.

Billings in excess of earnings increased $507,063 at March 31, 1996 to $1,575,343, compared to $1,068,280 at June 30, 1995. The increase in business from last year accounted for this increase.

Federal and state income taxes payable decreased $50,670 at March 31, 1996 to $77,826, compared to $128,496 at June 30, 1995, as a result of the reduced earnings of the Company in the second and third quarters of fiscal 1996.

The long-term portion of lease obligations increased $44,172 at March 31, 1996 to $88,522, compared to $44,350 at June 30, 1995. Leases assumed by TR - Europe accounted for this increase.

Notes payable increased $909,469 at March 31, 1996 to $2,270,727, compared to $1,361,258 at June 30, 1995. The increase is due to the restructuring of the Company's financing with UJB, as discussed above.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

   There are no material legal actions, proceedings or litigations pending or threatened to the knowledge of the Company.

Item 2. Changes in Securities

   None.

Item 3. Defaults upon Senior Securities

   None.

Item 4. Submission of Matters to a Vote of Security Holders

   The Company held its annual meeting on April 16 1996. The following was decided on:

   The majority of the record and beneficial owners of the stock in person or by proxy voted for the following slate of the Board:

   Lorin Zissman, Hugh Devine, William Levy, Edward Shrawder, Anthony Galli, Roger Thomas, Albert Angrisani

   In person or by proxy, the proposal to approve the selection of Amper, Politziner & Mattia to serve as the Company's independent accountants for fiscal 1996.

   In person or by proxy, the proposal to approve the 1995 Stock Incentive Plan and the Stock Incentive Plan for Total Research, LTD. was approved.

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

                           TOTAL RESEARCH CORPORATION
                           --------------------------
                                  (Registrant)



                           /s/ HUGH DEVINE
                           --------------------------
                           BY: HUGH DEVINE,
                           PRESIDENT



                           /s/ ERIC ZISSMAN
                           --------------------------
                           BY: ERIC ZISSMAN,
                           CHIEF ACCOUNTING OFFICER


Dated:  May 20, 1996