Form 10KSB
period 1996-06-30
TOTAL RESEARCH CORP
filed 1996-10-15
CIK 803058

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-KSB


[ X ] Annual Report Pursuant To Section 13 or 15 (d) of the Securities Exchange Act of 1934 (Fee required) for the Fiscal Year Ended June 30, 1996

Commission File Number:  0-15692


                          TOTAL RESEARCH CORPORATION
               (Exact name of Registrant as specified in Charter)

          Delaware                                   22-2072212
(State or other jurisdiction of            (IRS Employer Identification Number)
 incorporation or organization)

Princeton Corporate Center
5 Independence Way, CN 5305
Princeton, New Jersey 08543-5305
(Address of principal executive office)

Registrant's telephone number including area code:  (609) 520-9100


Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.001 par value;
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       YES  /X/                     NO / /

The aggregate market value of the voting stock of the registrant held by non-affiliates as of September 19, 1996 was approximately $6,295,889 based on the average bid and asked prices for such Common Stock as reported on the NASDAQ system.

The number of shares of Common Stock outstanding as of September 19, 1996 was 9,912,108.

Documents incorporated by reference:  None

                                     PART I

ITEM 1.  BUSINESS

(A)  GENERAL DEVELOPMENT OF BUSINESS

Total Research Corporation ("The Company"), is engaged in the business of providing full-service marketing research in the form of information and analyses for use in strategic and tactical marketing decisions.

The Company became operative in 1975 in the State of New Jersey, then, in 1986, reincorporated in the State of Delaware and qualified to do business in the State of New Jersey.

The Company became a Public Company by filing and registering with the Securities and Exchange Commission effective on March 26, 1987.

In 1994, the Company acquired Business Marketing Services, Ltd., a marketing research company based in London, England.


(B)  NARRATIVE DESCRIPTION OF BUSINESS

The Company is a full-service marketing research firm that provides information and analyses for use in strategic and tactical marketing decisions. The Company uses advanced statistical techniques, proprietary software and information systems to develop statistical data bases to develop market analyses. Its clients use these analyses as the basis for strategies to enhance the market performance of existing and proposed products and services. The Company believes that it is one of the leading companies specializing in the development and application of advanced statistical techniques to marketing information and issues.

The Company emphasizes predictive market research, which is typically more complex and offered at higher prices than other forms of market research. The Company also performs a substantial volume of traditional market research. The Company's ability to provide predictive market research has been an important factor in obtaining contracts for more traditional market research. Traditional market research makes up for the majority of market research products and constitutes the primary business of most market research firms. Although the current market for predictive market research using advanced statistical techniques is smaller than that for research using more traditional techniques, the Company believes that demand for market research using advanced statistical methodologies has been increasing more rapidly.

The Company provides these analyses either through custom-designed studies for specific clients, or through proprietary standardized packages of advanced statistical research and analysis techniques that address certain frequently encountered marketing concerns. Standardized packages currently offered by the Company include systems for determining price elasticity, the effects of the introduction or elimination of a particular brand on the market shares of competing brands, and the effect of product attributes on customer purchase decisions. The Company has used its standardized packages to conduct studies relating to products in a number of different industries.

The Company has a substantial client base that is among the 500 largest companies in the United States as well as industry leaders around the world.


INDUSTRY BACKGROUND

The market research industry is composed of a diverse group of marketing, advertising, public opinion, and product development and positioning research organizations that gather, process and analyze information. They obtain and measure consumers' reactions and behavior concerning products and services, promotions, pricing and distribution.

Market research organizations vary greatly in size and scope, ranging from local field interviewing groups to full-service organizations offering extensive data base and data collection capabilities providing a wide array of reports and analyses to many industry groups. Many organizations conduct custom studies, responding to the issues of a single client, and many conduct multi-client studies, which typically provide information on issues for a specific industry.


PRODUCTS AND SERVICES

Custom-Designed Studies: The Company's primary business has been to provide clients with custom-designed research in which the client retains the exclusive use of the resulting study and the related database. These studies address both long-term strategic and short-term tactical marketing considerations. These include market positioning for new and existing products, projections of future market potential, segmentation of markets, and identification of significant brand attributes.

The development of a custom-designed study, as conducted by the Company, involves a number of steps, which begin even before final agreement by the client to undertake the project. The process of developing a proposal for a research project begins with the formulation of study objectives. In a single-client study, study objectives typically originate with the client, although the Company often assists in refining the objectives. Study design includes selecting the universe of respondents to be studied and the sampling techniques to be employed, establishing the information required, and deciding the methods of statistical analysis and means of reporting.

After a contract is awarded to the Company, it begins the process of collecting, processing, and analyzing data. The Company develops a database for each study it conducts. Because of its extensive in-house facilities, the Company can readily provide the client with several means of accessing this database, including storage media from which the client can manipulate the data using software developed by the Company.

The average base price of a custom-designed, single client study in fiscal 1996 was approximately $50,000. The time to complete such a study generally ranges from 8 to 12 weeks, although studies involving ongoing data collection generally require monthly or quarterly interim reporting.

Proprietary Packages: Based on its experience in conducting custom-designed, single-client studies using statistical methodologies, the Company has been able to identify certain marketing issues frequently encountered by clients in a broad range of industries. In response, the Company has developed standardized packages to address these marketing issues.

The standardized packages are software which embed proprietary combinations of various advanced statistical methodologies and algorithms that permit a client's marketing management to compose and alter, on an ongoing basis, various scenarios designed to explain and predict consumer behavior and product sales levels. The design of the software allows the Company to tailor the study and report to the needs of the individual client. The client may receive information in the form of written reports, company presentations or by delivery of the database and a customer version of the relevant proprietary software. The use of standardized packages decreases the Company's cost of designing and implementing a study for a potential client, while increasing the value of the results.

The Company's standardized packages include:

      - Price Elasticity Measurement System ("PEMS") permits the evaluation of pricing strategies for different products and services. PEMS is designed to enable the client to predict sales of products and services under a broad range of possible competitive pricing scenarios.

      - Component Assessment ("COMPASS") is designed to enable clients to analyze the structure of a competitive market and to determine the effect that individual product attributes have on a customer's purchase decision. This package can be utilized in developing products or selecting attributes for advertising messages for specific markets.

      - Predictive Segmentation is a technology that enables marketers to identify the various segments and or sub-markets of individual products and to differentiate the demands of each segment. Predictive Segmentation is particularly powerful as it combines demographic and usage and attitude factors in determining the optimal segmentation.

      - Total Research Bias Correction (TRBC) is a technology that enables marketers to improve the accuracy and value of any research by reducing fundamental sources of bias, error, and distortion in market research data. This results in a better understanding of marketing behavior and substantial improvement of the predictive accuracy and value of market research.

Multi-Client Studies: Multi-client studies are generally designed by a market research firm to meet what the firm perceives to be an informational need shared by a number of potential clients. The initial focus of the study and early study design are usually developed by the research firm at its own expense before client commitments are obtained. The completed study is sold to a number of clients, each of whom obtains access to the study results on a non-exclusive basis.

EQUITREND: This product provides strategic guidance to improve brand equity. Brand equity is defined as the inherent value in a particular brand name of product or service, resulting from consumer experiences with, and perceptions of, the brand. As such, it is based on actual usage, as well as the expectations created by advertising, publicity, word-of-mouth, packaging, etc., and is best measured as perceived quality.

Because of the nature of the data EQUITREND provides, subscribers tend to contract for additional projects to provide further in-depth analysis or explore other aspects of their brands' marketing. EQUITREND is highly compatible with other proprietary technologies offered by the Company. To date, over 100 US. corporations have invested in information through EQUITREND.

Customer Loyalty Management: In 1984, the Company began working on a major study to evaluate and track on an ongoing basis the opinions of customers regarding their level of satisfaction with a major telecommunications service. This program became the prototype for the Total Research/Quality Management program. Subsequently, the Company has developed significant enhancements to the program in order to maximize its effectiveness for managing customer quality perceptions and launched the Total Research/Customer Loyalty Management product in 1995.

The Total Research Customer Loyalty program was designed to provide a client with a definition of its customers' service preferences according to customers' perceptions, to measure how well that client's products or services are meeting its customers' quality expectations and to measure the customers' loyalty to the client's product. Output includes definition of which aspects of the client's product and service have the greatest impact on its quality image, how the client is performing with regard to quality as compared to its competitors, how to retain and improve customer loyalty, and trouble spots that should be watched or changed.

A typical Total Research Customer Loyalty Management program is made up of four distinct phases, which may take place over an extended period of time. Clients may contract for the initial phases, and then add later phases as the need for in-depth research is required, or may contract for a comprehensive program including action planning and implementation of the changes suggested by the requests of the client's customers.

Due to the specific experience required to address customer loyalty management studies, the unit is organized as a division of the Company. The division enjoys a series of relationships and alliances with several prominent consulting organizations, with expertise in specific industries and consulting technologies related to quality management, which constitute complimentary capabilities to those of the division staff. Members of the division are frequently asked to speak at and contribute to quality management conferences.

The division offers a broad scope of customer loyalty and quality management services including strategy development, organization design, change management, benchmarking, team building, action quality function deployment, process mapping and re-engineering, ISO 9000 certification training, as well as training to support identified skills development needs.

Study Implementation

The Company gathers information for its research projects in a variety of ways, including telephone and personal interviews, focus groups, mail surveys, content analysis of various types of communications, store audits and product-use tests. The Company operates two telephone data collection centers in Tampa, Florida and London, England. The Tampa facility has 80 fully computerized interviewing stations and the London facility is currently being expanded to 80 stations. The Company has its own focus group facilities and has access to other focus group facilities in major metropolitan areas. Focus groups provide qualitative information through structured, in-depth discussions in a controlled environment. The Company's Princeton focus group facility is fully equipped with audio-visual equipment, as well as a test kitchen for food testing. In addition, the Company has developed a nationwide network of several hundred independent field service organizations to conduct personal interviews.

The Company maintains a national probability sample for use as a tool to collect data to accurately project market and demographic information. This national probability sample consists of approximately 250 scientifically selected locations in 48 states which, taken together, provide a representative cross-section of U.S. population demographics.

The Company uses both cross-tabular and multivariate statistical techniques to analyze the collected data. Cross-tabulation is the arithmetic compilation of the results of the data collected and is used for studies with descriptive objectives, although cross-tabulation also can meet certain limited diagnostic goals. Multivariate analysis recognizes the interdependence of multiple variables and attempts to synthesize the results in a simple equation model or graphic display. Multivariate analysis is usually used to meet both diagnostic and predictive objectives. The Company believes it is an industry leader in the utilization of multivariate analysis for predictive research, and often develops its own software to interpret and enhance its study results.


Clients

The Company has directed its marketing efforts toward companies and institutions with sophisticated and comprehensive statistical research and marketing information needs. In fiscal 1996, approximately 84 percent of the Company's full-service clients were among the 500 largest commercial and financial companies in the United States and their equivalents internationally. The Company currently serves approximately 200 commercial clients and several government agencies. During fiscal 1996, approximately 78 percent of the dollar value of contracts from full service clients were from recurring research projects.

For the fiscal years ended June 30, 1996 and June 30, 1995, the Company had no single client that contributed revenues of greater than 10 percent.

                           Fiscal Year Ended June 30,

   Industry                       1996         1995           1994         Representative Clients
   --------                       ----         -----          -----        ----------------------

   Health Care                  28.6%         25.3%          21.4%         Bristol-Myers Squibb, Amgen, Genentech, Roche, Pfizer,
                                                                           Abbott, Merck, SmithKline Beecham, Ortho-McNeil


   Telecommunications/
    Information Systems         28.9          23.8           36.1          AT&T, IBM, Motorola, SNET
                                                                           Sony, SW Bell, DEC,
                                                                           Sprint, Bell Atlantic, U.S. West


   Manufacturing/
    Industrial                   7.2          14.8            7.1          FMC, Monsanto, Masonite,
                                                                           Dow Chemical, WITCO, DuPont


   Consumer Products            10.4          13.1           11.2          Bausch & Lomb, 3M, Umbro International, Black & Decker,
                                                                           Jergens, Sara Lee, Michelin


   Financial Services           13.8          10.8           10.6          Merrill Lynch, Prudential, Fidelity Investments,
                                                                           Chemical, Alliance & Leicester


   Other                        11.1          12.2           13.6          Mercedes-Benz, Mobil, BP Oil,
                                ----          ----           ----          Ryder, USPS


   Totals                      100.0%        100.0%         100.0%
                            =========     =========      =========

Licensing

In August 1992, the Company entered into an agreement with TRCA, s.a. of Buenos Aires, Argentina, to license its products and the name "Total Research Argentina." In May 1995, the Company renewed its agreement and alliance with TRCA through April 30, 1998. The Company has given TRCA the right to represent the Company in Argentina and to market the Company's proprietary products.

In consideration for the use of the name Total Research and its products, TRCA will pay the Company royalties based on the gross TRCA revenues. For fiscal 1996 and fiscal 1995, TRCA's royalty obligations to the Company were approximately $71,700 and $42,000 respectively. The Company has also been granted the irrevocable option to acquire 25 percent of TRCA in exchange for $2,500 up to and including April 30, 1998; the Company had not exercised these options as of June 30, 1996.

On April 16, 1996, the Company signed an alliance with InterScience, S.A., a Brazilian marketing research firm, which includes an option to purchase an equity position in the $3 million privately held company which has not been exercised to date. Brazil is a significant and strategic market for its global clients and, along with the Argentina operation, provides the Company with a strong presence in the South American market.

The Company is currently exploring additional strategic alliances and licensing agreements under which it might gain representation and access to additional geographic markets.


International Operations

A significant percentage of projects that the Company carries out for its clients involved conducting marketing research internationally. As a result, the Company has carried out projects in over 50 countries including most European countries, throughout South America, Canada and Mexico, China, Japan, Australia, India and other countries. To do this, the Company has developed a network of working relationships in key locations around the world with research firms which it can depend on to provide quality support

In May of 1996, the Company announced a strategic alliance with Asia Market Intelligence, (AMI), the largest independent marketing services firm in Asia. This alliance with the $14 million AMI enables the Company to offer full, comprehensive service for the Asia component of global studies that it undertakes for such clients as IBM, Mercedes, and Motorola.


Acquisition of Business Marketing Services

Effective July 1, 1994, the Company's wholly owned subsidiary, Total Research, Ltd.("TR-UK") acquired BMS through a purchase of assets (see Note 2 to the Consolidated Financial Statements). The full management team and research staff joined Total Research as part of the acquisition, and the new subsidiary now conducts business under the name of Total Research in Europe.

This acquisition places the Company in a strong position in the European research market and a strong franchise in the most rapidly growing segment of the European research market, that of pan-European (multi-country) research projects for major international companies. The management of Total Research - Europe has wide experience dealing with the European business environment and its marketing research needs. Total Research - Europe has substantial experience in both business-to-business and consumer research throughout Europe, will continue to market several multi-client products developed prior to acquisition as well as continue to growth of its health care practice.

Management believes that its international expansion will directly benefit the Company's domestic business. The Company's clients will be better able to use its sophisticated research techniques in a consistent fashion across Europe, North America and South America.

Total Research - Europe maintains a pool of interviewers who are European nationals living in London, giving it the capability to conduct interviews in the native languages of a wide variety of European countries. Operationally, clients will have one single, English-speaking point of contact which can provide project updates, consistent translations, and multi-cultural analysis of research results. As a result, this acquisition will allow the Company to develop stronger relationships with major multi-national companies that conduct sophisticated marketing research projects worldwide.


Acquisition of Carlson Research Company

In November of 1995 the Company acquired Carlson Research Company of Minneapolis, Minnesota. As part of the terms of the acquisition, Total Research entered into a strategic alliance with the Carlson Marketing Group to mutually develop and service business. Revenues attributed to Carlson for 1996 are approximately $1,300,000.


Backlog

The Company's backlog at June 30, 1996, was approximately $9,600,000 as compared to approximately $7,300,000 as of June 30, 1995 and approximately $4,500,000 as of June 30, 1994. The Company defines backlog as the unearned portions of its existing contracts. The amount of backlog at any time may not be indicative of intermediate or long-term trends in the Company's operations. The increase from year to year can be attributed to the addition of Total Research - Europe and the continuing increase in business serviced in the United States.

Fee Arrangements

Basic data collection and tabulation assignments generally are obtained by competitive bidding at a fixed fee. Full-service and advanced-level research assignments involve competitive bidding or fees payable on a negotiated basis. Most contracts are negotiated on a fixed-price basis subject to adjustment for specified criteria. Included in most current contracts are provisions to recover certain unanticipated costs. The Company sells multi-client studies and can sell EQUITREND at a quoted retail price. Enhancement services, to the extent requested by a purchaser, are expected to be negotiated on an individual basis or to be set at a fixed hourly rate for the particular level of the Company employee providing the service.

The Company employs the percentage-of-completion method of accounting for recognizing its revenues on individual projects. Clients are generally billed in accordance with the terms of applicable contracts, which are not necessarily indicative of the stage of completion of the project.


Competition

The market research industry is highly competitive and is characterized by a large number of relatively small organizations and a limited number of large full service organizations, many of which are believed to have financial resources greater than those of the Company. Although the Company is not one of the largest providers of general market research, management believes that it is currently one of the leading providers of market research and analysis services using advanced statistical techniques. In 1995, Total Research was listed as one of the 50 largest companies in the marketing research industry by Marketing News. The Company's primary competitors include: Burke Marketing Services, Inc.; M/A/R/C, Inc.; Market Facts, Inc.; National Analysts; and Walker Research Incorporated.

The Company believes that the principal competitive factors for traditional market research are the quality of data collection and validation, the ability to design, implement and report on marketing research subjects in a short period of time, and price. In addition the Company believes that the principal competitive factors for market research using advanced statistical techniques are the quality and experience in developing and implementing this type of research and the reputation of its personnel. During economic downturns, the Company may experience increased competition for research budgets, which are often vulnerable to cost-cutting activities.


Employees

As of June 30, 1996, the Company employed 195 full-time employees. The Company uses approximately 250 part-time, hourly employees for data gathering and processing purposes. All employees are non union. Most of the Company's key personnel have been with the Company more than ten years. The Company believes that it maintains a positive relationship with its employees.

ITEM 2.  PROPERTIES

The Company's headquarters and principal US operating facility is located in Princeton, NJ. As of June 30, 1996, the Company was leasing approximately 48,663 square feet of office space for its Princeton operations; the lease expires June 30, 2006. The Company leases a total of 7,559 square feet for its Tampa, Florida office; the lease expires July 31, 1997. The Company leases a total of 1,926 square feet for its Chicago, Illinois office; the lease expires on December 31, 1998. The Company leases 2,400 square feet for its Poughkeepsie, New York office; the lease expires on June 30, 1997. The Company leases 4,800 square feet for its Chiswick, London office space; the lease expires October 31, 2003 with a tenant break clause at October 31, 1998. The Company leases approximately 6,000 square feet for its Acton, London data collection facility; the lease expires on March 31, 1999. The Company leases a total of 6,083 square feet for its Minneapolis, Minnesota office; the lease expires April 30, 2001.


ITEM 3.  LEGAL PROCEEDINGS

As of June 30, 1996, there were no material legal actions, proceedings, or litigation pending at that time, or, to the knowledge of the Company, threatened, to which the property of the Company was subject, or to which the Company was a party.


ITEM 4.  RESULTS OF VOTES OF SECURITY HOLDERS

The Annual General Meeting of shareholders was held on April 16,1996 at the company's headquarters in Princeton, New Jersey. The following were the propositions considered and the votes cast:

1. To elect the slate of Directors, as proposed by management (Lorin Zissman, Hugh J. Devine, William N. Levy, J. Edward Shrawder, Anthony Galli, Albert Angrisani, Roger Thomas).

                 For                   7,775,027
                 Against                 107,680
                 Abstentions                   0

2. To confirm the appointment of Amper Politziner & Mattia as auditors to the Company.

                 For                   7,757,399
                 Against                  84,878
                 Abstentions              40,430

3. Proposal to approve the 1996 Stock Incentive Plan (800,000 shares) and the Stock Incentive Plan for Total Research Ltd. (245,000 shares).

                 For                   4,387,767
                 Against                 435,366
                 Abstentions             141,920

                                     PART II



ITEM 5. MARKET PRICE FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS


The high and low bid prices of the Company's Common Stock, as reported by NASDAQ for the Company's quarters from fiscal 1993 to date were as follows:

                         1ST QUARTER               2ND QUARTER             3RD QUARTER                4TH QUARTER
                      -----------------         -----------------         -----------------         ----------------
                      High          Low         High          Low         High          Low         High         Low
                      ----          ---         ----          ---         ----          ---         ----         ---

Fiscal 1993
  Common Stock       $ .500       $ .219       $ .563       $ .250       $ .469       $ .313       $ .656       $ .438


Fiscal 1994
  Common Stock       $ .844       $ .531       $1.160       $ .656       $1.530       $ .813       $1.250       $ .875


Fiscal 1995
  Common Stock       $1.031       $ .656       $ .875       $ .656       $2.813       $ .781       $2.438       $1.719


Fiscal 1996
  Common Stock       $2.563       $ 1.75       $1.688       $1.438       $1.188       $0.938       $1.688       $1.375


The high and low bid and asked prices of Registrant's Common Stock on September 19, 1996 were $0.906 and $0.969, respectively.

The above listed quotes reflect inter-dealer prices without retail mark-up, mark-down or commissions and are not necessarily representative of actual transactions or of the true value of the Common Stock.

As of September 19, 1996, the Company had 396 shareholders of record of its Common Stock. The Company has never declared a dividend and does not plan to do so in the near future.

ITEM 6. SELECTED FINANCIAL DATA FOR YEARS ENDED JUNE 30, 1996, 1995, 1994,1993 AND 1992


The following data has been extracted from the annual financial statements attached hereto as an exhibit:


                                                                       Year Ended June 30,
                                              --------------------------------------------------------------------
Statement of Income Data (000):               1996            1995            1994            1993            1992
                                              ----            ----            ----            ----            ----

Revenues                                     23,715        $ 19,250        $ 13,688        $ 12,570        $ 11,866
Direct Costs                                 11,001           7,905           6,070           5,443           5,368
                                            -------        --------        --------        --------        --------
   Gross Profit                              12,714          11,345           7,618           7,127           6,498
Operating Expenses                           13,683           9,785           6,842           6,494           6,174
Unusual Charges                               1,101              --              --              --              --
                                            -------        --------        --------        --------        --------
Income(Loss)from Operations                  (2,070)          1,560             776             633             324
Interest Expense                               (342)           (307)            (38)            (68)           (137)
Other Income (Expense),net                       87              59             (52)             --               7
                                            -------        --------        --------        --------        --------
Income(Loss) Before Income Taxes             (2,325)          1,312             686             565             194
Provision (Benefit) for Income Taxes           (842)            552             291            (177)           (104)
                                            -------        --------        --------        --------        --------
Income(Loss) Before Accounting Change        (1,483)            760             395             742             298
                                            -------        --------        --------        --------        --------
FAS 109 Accounting Change                         0              --              65              --              --
                                            -------        --------        --------        --------        --------
Net Income (Loss)                            (1,483)       $    760        $    460        $    742        $    298
                                            =======        ========        ========        ========        ========
Net Income(Loss)Per Common Share            ($ 0.15)       $    .08        $    .05        $    .09        $    .03
                                            =======        ========        ========        ========        ========


                                                        Year Ended June 30,
                                     ----------------------------------------------------------
Balance Sheet Data (000):            1996           1995        1994         1993          1992
                                     ----           ----        ----         ----          ----

Working Capital.(Deficiency)       $  (163)       $   210       $1,573       $  658       $  130
Total Assets                        13,155         11,743        7,440        5,220        5,406
Capital Lease Obligations            2,142          1,406          604           42          134
 And Notes Payable
Shareholders' Equity                 2,821        $ 4,323       $3,419       $2,552       $1,744

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

(A)  LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1996 the Company had a deficiency of ($162,789) which was a decrease of $373,564 from June 30, 1995, and the current ratio dropped to .98 from 1.04 at the same point in time. The majority of the decrease is attributable to the Company accruing approximately $517,000 in reorganization costs (included in unusual charges) as of June 30, 1996 as well as a loss from operations for the fiscal year.

For the year ending June 30, 1996 the Company generated cash from operations of approximately $802,000. The Company generated cash from financing activities in the amount of $691,000. In addition, cash decreased from $128,071 at June 30, 1995 to $4,201 at June 30, 1996, a reduction of $123,870. As a result of these activities, approximately $1,368,000 in cash was available to the Company during the fiscal year. The major uses of this cash were the following:

                          The purchase of the necessary computer and office equipment of approximately $775,000 to support the expansion of the UK and US revenue base.


                          The funding of the acquisition of the research division of the CMG group of approximately $307,000.

                          The funding of the deferred data acquisition costs related to the EQUITREND product of approximately $456,000.

                          The funding of product development costs for its TRBC and EQUITREND products of approximately $78,000.

In December 1995, the Company revised a prior Credit Agreement (the "Agreement") dated December 23, 1991, as amended, with Summit Bank of NJ ( See Note 5). The original agreement with Summit Bank executed in 1991, contained a provision that the Company grant to Summit Bank five-year warrants for 232,514 shares of the Company's common stock at an exercise price of $1.75 per share. The agreement also contained restrictions, one of which, requires the Company to maintain certain financial ratios. The Company was in violation of these financial ratios at June 30, 1996 (which were subsequently waived. See Note 14).

In October 1996, the Company renegotiated its agreement with Summit Bank. The agreement has been amended as follows:

         Payment terms under the 3 million dollar term debt remain unchanged except for a pre-payment of an amount up to $500,000 due upon the receipt of the Company's Federal tax refund. The interest rate on the company's term debt was increased from a fixed rate of 8.25 percent to a fixed rate of 9.5 percent.

         The $1.25 million revolving line of credit remains unchanged until December 1996 when it will be reduced to $1.0 million. The interest rate increased from prime plus 1 percent to prime plus 3 percent; the interest rate can be reduced if the Company can meet certain financial ratios. The line of credit is up for renewal on March 31, 1997.




In addition to the Summit Bank agreement discussed above, the Company has a bank overdraft facility of (pound)300,000 with Coutts & Co in London, UK. The borrowings against this facility are charged at a rate of 3 percent above the UK Base Rate. At June 30, 1996, the borrowings were at (pound)215,300 (approximately US $ 335,000) and the UK Base Rate was 6.75 percent. The company believes that its current sources of liquidity and capital resources will be sufficient to fund its long-term obligations and working capital needs for the foreseeable future.

Net Accounts Receivable totaled $4,166,486 at June 30, 1996, compared to $3,578,493 at the prior year-end, for a net increase of $587,993. The increase in receivables is primarily the result of the Company's increasing business.

Costs and estimated earnings in excess of billings on uncompleted contracts totaled $1,737,734 at June 30, 1996, compared to $1,685,041 at the prior year-end, for a net increase of $52,693. This amount increased as the result of normal fluctuations in the business.

Current and long term deferred tax assets increased by $69,558 from $703,560 in fiscal year 1995 to $773,118 in fiscal year 1996. Based on the Company's history of prior operating earnings and its expectations for the future, which include the company's restructuring efforts to improve performance, management has determined that the future operating income of the Company should be sufficient to recognize fully these net deferred tax assets.

Fixed assets at cost, less accumulated depreciation and amortization increased by $128,822 in 1996 from $2,101,383 in the prior year to a year-end balance of $2,230,205. Capital expenditures in fiscal 1996 were approximately $598,000. The funding for fiscal 1996's capital investment included enhancements to the Corporate LAN, expanding the operational capacity of its TR-UK subsidiary and additional office and computer equipment.

Capitalized Market Research Products decreased by $53,009 to $304,449, versus $357,458 in fiscal 1995. The majority of this decrease is the result of a $150,000 write-down of products the Company developed that it no longer believes will produce future revenues as part of a restructuring plan adopted in the fourth quarter of fiscal 1996 (see Note 13). In addition, the Company did not invest as heavily as it has in the past in developing products.

Deferred Data Accumulation Costs decreased by $510,787 from $858,223 in fiscal 1995 to $347,436 in fiscal 1996. The majority of this decline is the result of a $400,000 write-down of the value of its EQUITREND product (see Note 13).

Accounts payable and accrued expenses totaled $3,796,279, an increase of $832,594 during fiscal 1996 from $2,963,685 in fiscal 1995. Additionally, the Company has accrued $516,500 related to the restructuring expense incurred during the last quarter of fiscal 1996. The increase is due to the Company incurring additional liabilities as the result of the acquisition of the research division of CMG, the expansion of its UK office and as a result of the continuing expansion of the business, the Company has increased the volume of data collection which it subcontracts.

Billings in excess of earnings totaled $2,115,142, an increase of $1,046,862 during fiscal 1996 from $1,068,280 in fiscal 1995. The acquisition of the research division of CMG, the increasing business in both the US and UK offices and the more aggressive billing policy of the Company have accounted for this increase.

Income taxes payable totaled $86,303, a decrease of $42,193 during fiscal 1996 from $128,496 in fiscal 1995.

Other long-term liabilities totaled $92,314, a decrease of $95,466 during fiscal 1996 from $187,780 in fiscal 1995. This decrease is the result of normal business fluctuations.

Inflation had no material effect on the financial performance of the Company during fiscal 1996.

(B)  RESULTS OF OPERATIONS

Statement of Income Data:

(Expressed as a percentage of revenues)                   Year Ended June 30
                                                  -------------------------------
                                                  1996          1995         1994
                                                  ----          ----         ----

Revenues                                         100.0%        100.0%        100.0%
Direct costs                                      46.4%         41.1%         44.3%
                                                 -----         -----         -----
      Gross profit                                53.6%         58.9%         55.7%
Operating expenses                                57.7%         50.8%         50.0%
Unusual Costs                                      4.6%           --            --
                                                 -----         -----         -----
Income (loss) from operations                     (8.7%)         8.1%          5.7%
Interest expense                                  (1.4%)        (1.6%)        (0.3%)
Other income (expense), net                        0.4%          0.3%         (0.4%)
                                                 -----         -----         -----
Income (loss) before income taxes                 (9.8%)         6.8%          5.0%
Provision for (benefit) from  income taxes        (3.6%)         2.9%          2.1%
                                                 -----         -----         -----
Income(loss) before accounting change             (6.3%)         3.9%          2.9%
FAS 109 accounting change                           --            --           0.5%
                                                 -----         -----         -----

Net  income(loss)                                 (6.3%)         3.9%          3.4%
                                                 =====         =====         =====

Fiscal Year Ended June 30, 1996 As Compared To Fiscal Year Ended June 30, 1995

Beginning in fiscal 1996, the Company planned to aggressively increase revenues through geographic expansion as well as through new product introduction. As a result, the Company incurred significant planned as well as unanticipated expenses beyond those normally incurred for recurring operations. Revenues for fiscal 1996 increased 23 percent, or $4,464,606 versus the prior year, to $23,715,049. This increase was the result of its acquisition of the research division of CMG, the growth of its Total Research - Europe division, as well as growth in its Total Research/Customer Loyalty Management and Health Care divisions. Its two other divisions, Consumer Research Services and Information Technologies, generated total revenues less than the previous fiscal year.

During fiscal 1996, the Company experienced a change in its business operations which did not manifest itself until the fourth quarter. The Company delivered a much greater percentage of quantitative and international business during fiscal 1996 which includes substantial out of pocket expenses for data collection, which reduces gross profits. As a result, the Company experienced a major increase of direct costs of $3,096,415 or 39.2 percent from $7,904,831 in fiscal 1995 to $11,001,246 in fiscal 1996. This had a negative impact on Company's overall gross margins decreasing it from 58.9 percent in fiscal 1995 to 53.6 percent in fiscal 1996.

Operating expenses for fiscal 1996 totaled $13,682,783, an increase of 39.8 percent or $3,897,465 from the fiscal year 1995 total of $9,785,318. Expressed as a percent of revenue, operating expenses increased to 57.7 percent of revenue in fiscal 1996, versus 50.8 percent in the prior year. This increase can be attributed to a number of factors.

      - An increase in expense related to the operations and integration of the research division of CMG and the expansion of the Company's UK subsidiary.

      - The Company's aggressive corporate development program to develop strategic alliances with firms in different countries to market its international EQUITREND product as well as the capability to perform market research on a global basis significantly increased its operating costs.

      - Costs associated with enhancing the overall data processing and reporting capacity of the Company.

      - Finally, the Company incurred increased salary and fringe benefit costs and increased sales expenses as the result of its increasing revenues.

              The demand for the EQUITREND product was less than anticipated which necessitated the reevaluation of it on the balance sheet. However, management still considers EQUITREND to be important to the current and future strategy of the Company.

Lower gross profits and unanticipated expenses resulted in reduced profitability for the Company which necessitated action in the fourth quarter by senior management to correct the problem. The Company announced and immediately implemented a plan to restructure and consolidate operations which included the re-organization of its six divisions into four. This plan resulted in a pre-tax charge of $1,101,500.

The charge includes a write-down of capitalized market research products and deferred data accumulation costs of $550,000, severance costs of $406,500, and charges to develop and implement the plan of $145,000. Management does not anticipate incurring additional charges such as these in the foreseeable future.

Loss from operations totaled $2,070,480 for fiscal 1996, a decrease of 232.7 percent or ($3,630,774), versus income from operations of $1,560,294 during fiscal 1995 for all the reasons set forth above.

The Company's interest expenses increased from $307,460 in fiscal 1995 to $342,024 in fiscal 1996 as a result of increased borrowings, as discussed under Liquidity and Capital Resources. It is anticipated that interest expense will continue to increase in fiscal year 1997 due to the new terms.

Other income totaled $87,097 for fiscal 1996, an increase of $27,805 versus income of $59,292 earned in fiscal 1995, due primarily to licensing income of approximately $68,000 earned by the Company as the result of its licensing arrangement with TRCA in Argentina.

Loss before taxes totaled $2,325,407 for fiscal 1996, a decrease of 277.2 percent or $3,637,533 versus income before taxes of $1,312,126 in fiscal year 1995 for the reasons set forth above.

The income tax benefit for fiscal 1996 was $842,363, versus an income tax provision of $552,626 in fiscal 1995 due to the loss of the Company. The income tax benefit represents approximately 36.2 percent of pretax loss in fiscal 1996.

Net loss for fiscal 1996 was $1,483,044, or $.15 per share, versus net income of $759,500, or $.08 per share for fiscal 1995.

The Company defines backlog as the unearned portions of its existing contracts at each balance sheet date. At June 30, 1996 backlog was approximately $9,600,000 as compared to a backlog of approximately $7,300,000 at June 30, 1995. The amount of backlog at any time may not be indicative of intermediate or long-term trends in the Company's operations.


Fiscal Year Ended June 30, 1995 As Compared To Fiscal Year Ended June 30, 1994

In 1995 the Company's financial performance registered revenues of $19,250,443 and net income of $759,500, or $.08 per share.

The Company defines backlog as the unearned portions of its existing contracts at each balance sheet date. At June 30, 1995 backlog was approximately $7,300,000 as compared to a backlog of approximately $4,500,00 at June 30, 1994. The amount of backlog at any time may not be indicative of intermediate or long-term trends in the Company's operations.

Revenues for fiscal 1995 increased 41 percent, or $5,564,017 versus the prior year, to $19,250,443. This increase was the result of its acquisition of Total Research - Europe and its subsequent strong growth performance, as well as strong growth in its Total Research/Customer Loyalty Management and Health Care divisions. Its two other divisions, Consumer Research Services and Information Technologies, generated total revenues less than the previous fiscal year. The decline in revenues in the Consumer Research Services division during fiscal 1995 can be attributed to the management focus in the division on the development of new products. This division, which markets the Company's EQUITREND product, invested heavily in the second half of fiscal 1995 in developing new products using the EQUITREND database that is plans to introduce in fiscal 1996. The decline in revenues in the Information Technologies division can be attributed to a reduction in business from one of its major clients was well as a restructuring of the division during the early part of the fiscal year. By the end of the fiscal year, this division generated monthly revenues greater than it had at the end of fiscal 1994.

Direct costs in fiscal 1995 totaled $7,904,831, an increase of 30.2 percent or $1,834,191 versus the prior year's total of $6,070,640. As such, they were
41.1 percent of revenues, as compared to 44.4 percent of revenues in the prior year. This decrease in direct costs as a percentage of revenues is the result of the Company's overall change in the mix or work it performed during fiscal 1995 versus fiscal 1994, including the integration of Total Research - Europe. The Company delivered a greater percentage of qualitative business during the year, which is typically more labor intensive and, therefore, generates higher gross margins versus quantitative work, which typically includes substantial out-of-pocket expenses for data collection.

Operating expenses for fiscal 1995 totaled $9,785,318, an increase of 43.0 percent or $2,942,793 from the fiscal year 1994 total of $6,842,525. This increase can be attributed to a number of factors. This includes the expenses related to the operation and integration of Total Research - Europe, the shift towards more qualitative work, increased fringe benefit costs, additional expenses related to its internal quality management program, increasing corporate development expenses, increased sales expenses, and the administrative restructuring of the Company into individually managed research divisions. Expressed as a percent of revenue, operating expenses increased to 50.8 percent of revenue in fiscal 1995, versus 50.0 percent in the prior year. The increase in operating expenses as a percentage of revenue reflects the adjustments during fiscal 1995 to integrate the acquisition of Total Research - Europe and to set up the administrative structure necessary to facilitate growth.

Income from operations totaled $1,560,294 for fiscal 1995, an increase of 101.3 percent or $785,033, versus $775,261 during fiscal 1994 for all the reasons set forth herein.

The Company's interest expenses increased for $37,619 in Fiscal 1994 to $307,460 in fiscal 1995, as a result of the funding of the acquisition of Total Research
- Europe and the funding of additional working capital related to the Company's growth.

Other income totaled $59,292 for fiscal 1995, an increase of $111,043 versus expense of $51,751 during fiscal 1994, due primarily to licensing income of approximately $42,000 earned by the Company as the result of its licensing arrangement with TRCA in Argentina. The $51,751 expense in fiscal 1994 related to the loss incurred upon the disposition of the Company's previous mainframe computer.

Income before taxes totaled $1,312,126 for fiscal 1995, an increase of 91.3 percent or $626,235 versus $685,891 in fiscal year 1994 for the reasons set forth above.

The income tax provision for fiscal 1995 was $552,626, versus $290,833 in fiscal 1994 due to the increased earnings of the Company. Income tax represents approximately 42 percent of pretax income in both years.

Net income for fiscal 1995 was $759,500, or $.08 per share, versus earnings of $459,726, or $.05 per share for fiscal 1994 (including $.01 per share related to the cumulative effect of a change in accounting for income taxes.)

ITEM. 8.  RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). Under this new standard, a new fair value based method of accounting for stock-based compensation arrangements with employees is established.

Entities may continue to use the Opinion 25 method or adopt SFAS No. 123, the fair value based method. It the Company continues to use the Opinion 25 method, SFAS No. 123 requires a footnote disclosure of proforma net income and earnings per share information as if the fair value based method had been adopted. The Company has not yet determined which it will use. This Statement is effective for financial statements for fiscal years beginning after December 15, 1995, or for the fiscal year for which the Statement is initially adopted for recognizing compensation expense, whichever comes first.

ITEM 9.  DISAGREEMENTS OR ACCOUNTING AND FINANCIAL DISCLOSURE

Price Waterhouse LLP declined to stand for re-election. Their report for fiscal year 1995 on the financial statements contained no adverse opinion or disclaimers of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principle.

On April 16, 1996, the Company appointed Amper, Politziner, and Mattia as its new independent accountants.


ITEM 10.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See annexed financial statements.

                                    PART III

ITEM 11.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY AT JUNE 30, 1996

The directors and executive officers of the Company are as follows:

                                                         Director
             Name                    Age                   Since                           Position Held with Company(1)
--------------------------------------------------------------------------------------------------------------------------
Lorin Zissman                        65                    1975                  Chief Executive Officer, and Chairman
                                                                                 of the Board of Directors

Hugh Devine(2)                       57                    1978                  Director

William Van Zandt                    56                      -                   Executive Vice President, Global Health
                                                                                 Care Division

John Morton                          50                      -                   Senior Vice President, Strategic Marketing
                                                                                 Services

Patti Hoffman                        47                      -                   President, US Regional Offices

Dr. Bashir Datoo                     54                      -                   Senior Vice President, Strategic Marketing
                                                                                 Services

Mark Nissenfeld                      39                      -                   President, Global Health Care

Theresa Flanagan                     35                      -                   President, Quality Management

Eric C. Zissman(3)                   31                      -                   Chief Financial Officer and Vice President,
                                                                                 Finance & Administration
William N. Levy, Esq.                55                    1984                  Secretary and Director

J. Edward Shrawder                   55                    1993                  Director

Anthony Galli(2)                     69                    1990                  Director

Albert Angrisani                     47                    1994                  Director

Roger Thomas                         51                    1994                  President, Strategic Marketing Services

(1)All directors hold office until the next annual meeting of shareholders or until their successors are duly elected and qualified. Executive officers are elected annually by the Board of Directors and serve at the discretion of the Board.

(2)Mr. Devine and Mr. Galli ceased to be employed by the Company due to the restructuring; they remain on the Board of Directors.

(3)Mr. Eric Zissman is the son of Mr. Lorin Zissman.

Upon review of Forms 3,4, and 5, there have been no delinquencies with filing of same for any of the so stated officers and directors of the Company.

LORIN ZISSMAN has been the Chairman of the Board of Directors and Chief Executive Officer of the Company since it began operating in 1975. From 1974 to 1975, Mr. Zissman was the President of the Total Research Division of US Testing Corp. and from 1970 to 1974 he was the President of Total Research, Inc. prior to its acquisition by US Testing Corp. From 1969 to 1970, Mr. Zissman was an officer and director of Response Analysis, a market research company. From 1956 to 1969, he was employed by Opinion Research Corporation, and served as the President of ORC Caravan Surveys, a subsidiary of Opinion Research Corporation, from 1965 to 1969. Mr. Zissman has worked in market research from 1955 to the present. He graduated from Temple University in 1951.

HUGH DEVINE has been an officer of the Company since it began operating in 1975, and became a director of the Company in 1980. In 1993, he was promoted to President of the Company. Mr. Devine ceased to be employed in July, 1996. From 1974 to 1975 Mr. Devine was a Senior Vice President of the Total Research Division of U.S. Testing Corp. From 1971 to 1974 he was Senior Vice President of Total Research, Inc. From 1961 to 1971 he was employed by the Winchester-Western division of Olin Corporation, first as a market analyst, then as supervisor of telemarketing research and development, and later as manager of market intelligence. Mr. Devine received a B.A. in Economics from Bethany College in 1961 and a Masters degree in Marketing from the University of Bridgeport in 1971.

WILLIAM VAN ZANDT has been an officer of the Company since it began operating in 1975. From 1974 to 1975 he was Vice President, Account Executive for the Total Research Division of U.S. Testing Corp. From 1970 to 1974 he was Vice President of Total Research, Inc.

JOHN MORTON joined the Company in 1982 as a Vice President and Director of Advanced Statistical Research. In 1995 he was promoted to Senior Vice President, Strategic Marketing Services. From 1981 to 1982 Mr. Morton was founder and president of John L. Morton, Inc., a company engaged in advanced marketing analysis and research. During that time he also provided consulting services to the Company. From 1976 to 1981 Mr. Morton was the Executive Vice President of Robinson Associates, Inc., where he was primarily responsible for project direction and was technical supervisor of the research personnel. He served as Vice President of Aulino/Baen (formerly a marketing research company) from 1974 to 1976, and held other market research positions at Prudential Insurance Company and General Foods from 1967 to 1974. He received his B.S. in psychology from Muhlenberg College.

DR. BASHIR DATOO joined the Company in 1977. In 1982, Dr. Datoo was appointed Vice President and Director of Quantitative Research and, in 1989, was promoted to Senior Vice President. From 1976 to 1977, he was a visiting scholar at Princeton University. From 1973 to 1976, Dr. Datoo was an associate professor at the University of Dar Es Salaam. Dr. Datoo received a B.A. from Makerere University College, Uganda, in 1964, and a Ph.D. from the London School of Economics in 1968.

ERIC C. ZISSMAN joined the Company in 1988. In September 1993, he was named Vice President of Accounting and Finance. Before joining Total Research, Mr. Zissman was a first level manager at AT&T and a staff accountant at Margaretten & Company during the years 1986 to 1988. Mr. Zissman graduated Rider University in 1986.

WILLIAM N. LEVY, ESQ. has been the Secretary of the Company since 1978 and a director since 1984. Since 1966, Mr. Levy has practiced law in New Jersey. He is a principal of Levy & Levy, P.A., a law firm with offices in Voorhees, New Jersey. Levy & Levy, P.A. acts as general and securities counsel to the Company. Mr. Levy received a B.A. in 1963 and a J.D. in 1966, both from the University of Pennsylvania.

J. EDWARD SHRAWDER was elected to the Company's Board of Directors in November 1993. Mr. Shrawder, former president of Elrick and Lavidge, a marketing research firm, has started his own marketing and marketing research consultancy in Illinois in 1992. He was director of the Council of American Survey Research Organizations (CASRO) in 1990 and 1991. He received his undergraduate degree in economics from Oberlin College and his MBA in marketing and mathematical methods from the University of Chicago.

ANTHONY GALLI was elected to the Company's Board of Directors in October 1990. Mr. Galli joined Total Research in 1995 from Galli Associates, Inc., an affiliate of Hill & Knowlton, a large public relations firm. Mr. Galli ceased to be employed with the Company in July, 1996. He is a former Vice President and General Manager of the New Jersey-Delaware office of Hill & Knowlton. Before joining Hill & Knowlton, Mr. Galli was Vice President and World Director of Marketing for Business Wire, an international press relations wire service. Mr. Galli graduated from Temple University, began his graduate work at Harvard and completed it for his MBA degree at Pace University in New York.

ROGER THOMAS, a director of the Company since 1994, is also the Managing Director of Total Research - Europe, the Company's European research subsidiary. He joined Business Marketing Services Ltd., the predecessor company in 1984 and became Managing Director in 1986. Prior to this he worked for Industrial Market Research Ltd., a leading European business-to-business research firm for six years, and the Ladbroke Group, a major UK hotel and leisure company, where he was responsible for acquisitions and new business development. Mr. Thomas is a graduate of the University of Southampton with a degree in economics and accounting.

ALBERT ANGRISANI is President of Princeton Management, which provides U.S. corporations and public institutions with turn-key consulting and project finance services, and he also currently serves as an appointee of Gov. Christine Todd Whitman to the New Jersey State Assembly task force responsible for planning the creation and development of more global business opportunities for New Jersey companies. Mr. Angrisani served as U.S. Assistant Secretary of Labor from 1980 to 1984. Subsequently, he started the government services practice for the financial industries division of Arthur D. Little Inc. Mr. Angrisani received a BA Degree from Washington and Lee University and an MBA in finance and an MA in accounting from New York University.

THERESA FLANAGAN has been with Total Research in a number of positions of increasing responsibility since 1983; she currently is Division President, Quality Management. Ms. Flanagan possesses an intimate understanding of both the practical aspects of conducting Quality and Customer Loyalty Management processes and the strategic issues involved in a company's decision to utilize the QM approach. Ms. Flanagan has her B.A. in Economics and an MBA in Marketing from Rutgers University.

MARK NISSENFELD, PH.D is the President, Global Health Care Division. Dr. Nissenfeld has over 16 years experience conducting both qualitative and quantitative research. During this time he has conducted a large number of in-depth personal interviews as well as moderated focus groups. In addition, he has conducted numerous quantitative research studies utilizing a variety of multivariate techniques. In the past seven years, he has focused his energies on the field of health care marketing research. Dr. Nissenfeld has a Ph.D. and M.S. in Psychology from the University of Pennsylvania, and B.S. from Boston University.

PATTI HOFFMAN joined the Company in 1995 as Vice President, Human Resources. In addition to this responsibility, Ms. Hoffman has 20 plus years of professional experience working for four publicly-held corporations. As a member of the Senior Management Committee at West America Bank in California, Ms. Hoffman honed those skills which will be utilized in realizing the projected success of Total Research Corporation. Ms. Hoffman has a B.A. from the University of Tennessee.

ITEM 12.  EXECUTIVE COMPENSATION

(A)  CASH COMPENSATION

There were no directors' fees paid during this period. The following table sets forth a summary of compensation paid by the Company with respect to services rendered during fiscal 1994,1995 and 1996 to the Chief Executive Officer and each of the other four most highly-compensated Officers who received at least $100,000 in total annual compensation.

                               Annual Compensation


     Name and Principal                                                                   Other Annual          Restricted Stock
          Position                 Year           Salary              Bonus             Compensation           Option Award(s)
--------------------------------------------------------------------------------------------------------------------------------
Lorin Zissman CEO
                                   1996          $213,600                 --                     --                      --
                                   1995           209,406            $19,500                     --                      --
                                   1994           184,577                 --                     --                      --

Hugh Devine (1)
                                   1996          $394,200                 --                     --                      --
                                   1995           157,389            $13,000                     --                      --
                                   1994           139,787                 --                     --                      --

William Van Zandt
Executive VP                       1996          $125,000            $83,302                     --                      --
Global Health Care                 1995           115,000             75,504                     --                      --
                                   1994           110,000             18,482                     --                      --

John Morton (2)
Senior VP
Strategic Marketing                1996          $154,038                 --                     --                      --
Services
                                   1995           153,692                 --                     --                      --
                                   1994           145,372                 --                     --                      --

Dr. Bashir Datoo
Senior VP, Director
Strategic Marketing
Services                           1996          $128,338                 --                     --                      --
                                   1995           125,166             $5,200                     --                      --
                                   1994           115,142                 --                     --                      --


--------

(1) Mr. Devine ceased to be employed by the Company due to the restructuring; he remains on the Board of Directors. His salary reflects $234,000 accrued severance pay.

(2) Mr. Morton exercised 20,000 options during fiscal 1996.

(B) COMPENSATION PURSUANT TO PLANS

Included within Section A, above. No individual received more than 5 percent of the total funds allocated and paid into the Company's 401(k) Plan.

For additional information see Notes to Financial Statements, Notes 8 and 11 concerning 401(k) and Stock Options respectively.


(C)  OTHER COMPENSATION

None other than the use of one (1) vehicle by the Chief Executive Officer.


(D)  COMPENSATION OF DIRECTORS

None other than the stock options issued to directors as set forth in (B) above.


(E)  TERMINATION OF EMPLOYMENT & CHANGE OF CONTROL ARRANGEMENTS

James Alleborn, Hugh Devine, Anthony Galli, and John Parsons ceased to be employed due to the re-structuring plan implemented June 30, 1996; Messrs. Devine and Galli remain on the Board of Directors.

ITEM 13.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(A) (B) The following table sets forth as of September 19, 1996 certain information with regard to the record and beneficial ownership of the company's common stock by (i) each shareholders owning of record or beneficially 5 percent or more of the Company's Common Stocks (ii) each Director individually, and
(iii) all Officers and Directors of the Company as a group:

                                  Name and Address of               Shares                                               Percent of
    Title of Class                 Beneficial Owner                Owned(1)           Options                Total          Class
-----------------------------------------------------------------------------------------------------------------------------------
Common                    Lorin Zissman                               2,039,100        70,000              2,109,100       21.28%
                          7F Marten Road
                          Princeton, NJ 08540

Common                    Hugh Devine                                   395,304        70,000               465,304         4.69
                          49 Krebs Road
                          Plainsboro, NJ 08536

Common                    William N. Levy, Esq.                         151,600        80,000               231,600         2.34
                          Suite 309,Plaza 1000
                          Voorhees, NJ  08043

Common                    William Van Zandt                             125,200        30,000               155,200         1.54
                          12 Bridgewood Court
                          Belle Mead, NJ 08043

Common                    J. Edward Shrawder                             35,778        10,000               45,778          0.46
                          1716 Livingston Street
                          Evanston, Ill. 60201

Common                    Anthony Galli                                  12,000        16,000               28,000          0.28
                          17 Exeter Court
                          Princeton, NJ 08540

Common                    Roger Thomas                                  150,000                             150,000         1.51
                          27 Chesterman Court
                          Corney Reach Way
                          Chiswick, London  W4 2TP

Common                    Albert Angrisani (2)                                -        10,000               10,000          0.10
                          55 Westcott Road
                          Princeton, NJ 08540

All Officers and Directors as a group
 (13 persons)                                                         3,626,310                                           36.58%


(1)The Company believes the beneficial owner has sole voting and investment power over such shares.

(2)Mr. Agrisani has been granted 150,000 5-year stock options to be paid in three equal installments upon successful completion of certain established goals - See Item 14.

(C)  CHANGE IN CONTROL
There has been no change in control of the Company


ITEM 14.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to the requirement contained in the amended loan agreement with Summit Bank the Company has entered into a consulting agreement with Albert Angrisani, a member of the Board of Directors, to provide financial management services for compensation of $10,000 a month for one year. In addition, he has been granted 150,000 5-year stock options to be paid in three installments upon the successful completion of established goals at the exercise price of $0.875, which is 100 percent of the market value at time of grant (September 12, 1996).


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULED, AND REPORTS ON FORM 8K


(A) The following documents are filed as part of this Form 10-KSB at the page indicated.

                          Page

(a) (1)    Consolidated Financial Statements - Report of Independent Accountants..............................F-1, F-2
           Consolidated Balance Sheets - June 30, 1996 and 1995...............................................F-3
           Consolidated Statements of Income - Years ended June 30, 1996, 1995 and 1994.......................F-4
           Consolidated Statements of Stockholders' Equity - Years Ended June 30, 1996,
           1995 and 1994......................................................................................F-5
           Consolidated Statements of Cash Flows - Years ended June 30, 1996, 1995 and 1994...........................................................................................F-6
           Notes to Consolidated Financial Statements.........................................................F-7
(a) (2)    Exhibits
(b)        Reports on Form 8-K
          No reports were filed on Form 8-K during the last quarter of the fiscal year covered by this report.


                                                                              Sequential
Number            Description                                                 Page Number
------            -----------                                                 -----------
     3.1          Certificate of Incorporation of the Company                           *
     3.2          By-Laws of the Company                                                *
    10.2          Lease for 5 Independence Way, Princeton, NJ                           *
    10.3          401(k) Savings Plan                                                   *
    10.4          1996 Stock Option Plan                                                #
    10.5          1996 Stock Option Plan- TRC- Europe                                   #
    10.6          Restated Credit Agreement with Summit Bank                            +
                     dated  October 10, 1996
    10.7          Financial Consulting Agreement                                        +

-----------------

* Incorporated by reference from the like numbered exhibit to Form S-18 Registration Statement, SEC File No. 33-9078-NY.

# Items 10.4 and 10.5 are incorporated by reference from Proxy Statement for 1996 Shareholders Meeting.

+Attached at end of document.

                                    INDEX TO
                       CONSOLIDATED FINANCIAL STATEMENTS

                                                                                               Page

         Independent Auditors Reports.......................................................   F-1, F-2


         Consolidated Balance Sheets as of June 30, 1996 and 1995...........................   F-3


         Consolidated Statements of Income for the years ended
         June 30, 1996, 1995 and 1994.......................................................   F-4


         Consolidated Statements of Shareholders' Equity for the years
         ended June 30, 1996, 1995 and 1994.................................................   F-5


         Consolidated Statements of Cash Flows for the years ended
         June 30, 1996, 1995 and 1994.......................................................   F-6


         Notes to the Consolidated Financial Statements.....................................   F-7

                           Independent Auditors Report




To the Board of Directors and
Shareholders of Total
Research Corporation and Subsidiary

We have audited the accompanying consolidated balance sheet of Total Research Corporation and Subsidiary as of June 30, 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Total Research Corporation and Subsidiary as of June 30, 1996, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.




                                                      Amper, Politziner & Mattia
Edison, New Jersey
September 19, 1996
(Except for Note 14,
which is dated October 10, 1996.)

                          Independent Auditor's Report




To the Board of Directors and
Shareholders of Total
Research Corporation

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Total Research Corporation and its subsidiary at June 30, 1995 and 1994, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for the opinion expressed above.




Price Waterhouse LLP
Morristown, New Jersey
October 30, 1995

                           TOTAL RESEARCH CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                                     June 30,
                                                                                             1996              1995
                                                                                             ----              ----
ASSETS
Current assets
   Cash and cash equivalents                                                         $      4,201        $    128,071
   Accounts receivable, less allowance for doubtful accounts
     of $110,000 at June 30, 1996 and $58,625 at June 30, 1995                          4,166,486           3,578,493
   Costs and estimated earnings in excess of billings on
     uncompleted contracts                                                              1,737,734           1,685,041
   Deferred taxes                                                                         482,478             270,478
   Income tax refund receivable                                                           850,000
   Other current assets                                                                   695,328             375,209
                                                                                     ------------        ------------
   Total current assets                                                                 7,936,227           6,037,292

Fixed assets, less accumulated depreciation of $2,691,011
  at June 30, 1996 and $2,237,727 at June 30, 1995                                      2,230,205           2,101,383
Capitalized market research products, less accumulated
  amortization of $511,947 at June 30, 1996 and $436,402 at June 30, 1995                 304,449             357,458
   Deferred data accumulation costs, net of accumulated depreciation of
     $1,450,300 at June 30, 1996 and $720,300 at June 30, 1995                            347,436             858,223
Goodwill, net of accumulated amortization of $145,641 at June 30, 1996                  1,792,312           1,734,233
  and $71,220 at June 30,1995
Deferred taxes                                                                            290,640             433,082
Other assets                                                                              253,282             220,920
                                                                                     ------------        ------------
Total assets                                                                         $ 13,154,551        $ 11,742,591
                                                                                     ============        ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Current portion of notes payable                                                  $  1,584,792        $  1,666,056
   Accounts payable                                                                     2,094,153           1,686,193
   Accrued expenses and other current liabilities                                       1,702,126           1,277,492
   Accrued restructuring costs                                                            516,500                --
   Billings in excess of costs and estimated earnings                                   2,115,142           1,068,280
   Income  taxes payable                                                                   86,303             128,496
                                                                                     ------------        ------------
   Total current liabilities                                                            8,099,016           5,826,517

Long-term liabilities
   Capital lease obligations                                                                 --                44,350
   Notes payable                                                                        2,142,000           1,361,258
   Other long-term liabilities                                                             92,314             187,780
                                                                                     ------------        ------------

       Total liabilities                                                               10,333,330           7,419,905

Commitments and contingencies (Note 6)

Shareholders' equity
   Common stock-authorized 20,000,000 shares $.001 par value, 9,882,108 shares issued and outstanding at June 30, 1996 and
     9,822,708 shares issued and outstanding at June 30, 1995                               9,882               9,823
   Additional paid-in capital                                                           3,505,835           3,470,429
   Cumulative translation  adjustment                                                     (90,685)            (36,799)
   Retained earnings (accumulated deficit)                                               (603,811)            879,233
                                                                                     ------------        ------------
       Total shareholders' equity                                                       2,821,221           4,322,686
                                                                                     ------------        ------------

Total liabilities and shareholders' equity                                           $ 13,154,551        $ 11,742,591
                                                                                     ============        ============


                          See notes to the consolidated financial statements

                           TOTAL RESEARCH CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         Year Ended June 30
                                                         --------------------------------------------------------
                                                             1996                1995                  1994
Revenues                                                 $ 23,715,049        $ 19,250,443        $ 13,688,426
Direct costs                                               11,001,246           7,904,831           6,070,640
                                                         ------------        ------------        ------------
Gross profit                                               12,713,803          11,345,612           7,617,786

Operating expenses                                         13,682,783           9,785,318           6,842,525

Unusual Charges (See Note 13)                               1,101,500                --                  --
                                                         ------------        ------------        ------------
Income (loss) from operations                              (2,070,480)          1,560,294             775,261

Interest expense                                             (342,024)           (307,460)            (37,619)
Other income (expense), net                                    87,097              59,292             (51,751)
                                                         ------------        ------------        ------------
Income (loss) before taxes and effect
  of accounting change                                     (2,325,407)          1,312,126             685,891

Provision (benefit) for income taxes                         (842,363)            552,626             290,833
                                                         ------------        ------------        ------------
Net income(loss) before accounting change                  (1,483,044)            759,500             395,058

FAS 109 accounting change                                        --                  --                64,678

Net income (loss)                                        $ (1,483,044)       $    759,500        $    459,736
                                                         ============        ============        ============



Earnings (loss) per share before accounting change       ($      0.15)       $       0.08        $       0.04



Effect of FAS 109 accounting change                              --                  --                  0.01
                                                         ------------        ------------        ------------
Earnings (loss) per share                                ($      0.15)       $       0.08        $       0.05
                                                         ============        ============        ============


Weighted average common shares
outstanding                                                 9,866,398          10,031,750           9,536,931
                                                        =============        ============        ============



               See notes to the consolidated financial statements

                           TOTAL RESEARCH CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



     Common Stock

                                                                                                 Cumulative        Retained Earnings
                                             Shares                           Additional         Translation         (Accumulated
                                            Issued            Amount         Paid-in Capital     Adjustment            Deficit)
                                        -------------------------------------------------------------------------------------------


Balances, June 30, 1993(unaudited)         8,250,288       $     8,250       $ 2,884,249               --          $  (340,003)



Private Placement                          1,111,120             1,111           366,937               --                 --

Stock Options Granted                           --                --              39,000               --                 --

Warrant Adjustments                              400                 1                (1)              --                 --

     Net Income, 1994                           --                --                --                 --              459,736
                                           ---------       -----------       -----------        -----------        -----------

Balance, June 30, 1994                     9,361,808             9,362         3,290,185               --              119,733

Stock Issuance- BMS acquisition              243,750               244            79,673               --                 --

Stock Issuance                                10,000                10            27,771               --                 --

Exercise of Options                          207,150               207            77,800               --                 --

Translation Adjustment                          --                --                --              (36,799)              --

     Net Income, 1995                           --                --                --                 --              759,500
                                           ---------       -----------       -----------        -----------        -----------
Balances, June 30, 1995                    9,822,708             9,823         3,470,429            (36,799)           879,233

Exercise of Options                           59,400                59            35,406               --                 --

Translation Adjustment                          --                --                --              (53,886)              --

     Net (loss), 1996                           --                --                --                 --           (1,483,044)
                                           ---------       -----------       -----------        -----------        -----------
Balance, June 30, 1996                     9,882,108       $     9,882       $ 3,505,835        $   (90,685)       $  (603,811)
                                           =========       ===========       ===========        ===========        ===========


               See notes to the consolidated financial statements

                           TOTAL RESEARCH CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Year Ended June 30
                                                            ---------------------------------------------------
                                                                  1996                 1995             1994
                                                                  ----                 ----             ----
Cash flows from operating activities:
     Net income (loss)                                        $(1,483,044)       $   759,500        $   459,736

     Adjustments to reconcile net income (loss) to cash
     provided by operating
         activities:
       Depreciation                                             1,411,480            984,370            468,954
       Amortization                                               237,585            129,974             77,776
       Accretion of warrants                                       16,000             16,000             16,000
       Non-cash consulting expense                                   --                 --               39,000
       Deferred tax benefit                                       (69,558)            (1,157)          (182,865)
       Loss on disposal of asset                                     --                 --               54,517
       Adjustment for foreign currency translation                (53,886)           (36,799)              --
     (Increase) decrease in assets
       Accounts receivable                                       (367,294)          (614,530)          (507,333)
       Cost and estimated earnings in excess of billing
         on uncompleted contracts                                  41,974           (121,623)          (658,720)
       Other current assets                                       (83,794)
       Other assets                                               (48,362)          (199,471)            30,576
       Income tax refund receivable                              (850,000)              --                 --
     Increase (decrease) in liabilities
       Accounts payable                                           407,960            731,682            208,611
       Accrued expenses and other current liabilities             365,219            (79,760)            86,109
       Accrued restructuring costs                                516,500               --                 --
       Billings in excess of costs and estimated                  939,318                474            447,648
                          earnings
       Income taxes payable                                       (42,193)           (65,752)             2,963
       Other long term liabilities                               (136,286)            45,962            (71,075)
                                                              -----------        ----------         -----------
     Net cash provided by operating activities                    801,619          1,548,870            471,897
                                                              -----------        ----------         -----------
     Cash flows from investing activities:
       Purchases of equipment                                    (775,338)          (812,299)          (598,307)
       Acquisition of certain assets, net of cash                (306,965)        (1,806,510)              --
         acquired
       Cash expended for capitalized market research
         products                                                 (78,241)          (283,468)              --
       Deferred data accumulation costs                          (455,538)          (945,968)          (312,898)
                                                              -----------        ----------         -----------
            Net Cash used by investing activities              (1,616,082)        (3,848,245)          (911,205)
                                                              -----------        ----------         -----------

     Cash flows from financing activities:
       Repayment of debt                                         (419,585)        (4,339,121)        (2,184,000)
       Proceeds from long-term debt                             1,119,063          6,064,985          2,875,000
       Payment under capital lease obligations, net               (44,350)           (70,852)           (27,491)
       Proceeds from issuance of common stock                      35,466            100,788            368,048
                                                              -----------        ----------         -----------
     Net Cash provided by financing activities                    690,593          1,755,800          1,031,557
                                                              -----------        ----------         -----------
     Net increase (decrease) in cash and cash
       equivalents                                               (123,870)          (543,575)           592,249
     Cash and cash equivalents at beginning of period             128,071            671,646             79,397
                                                              -----------        ----------         -----------
     Cash and cash equivalents at end of period               $     4,201        $   128,071        $   671,646
                                                              ===========        ===========        ===========

     Supplemental disclosures
       Income taxes paid                                          233,435        $   600,442        $   195,888
       Interest paid                                              345,324        $   248,516        $    25,186



               See notes to the consolidated financial statements

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - LIQUIDITY

As shown in the accompanying financial statements, the Company incurred a net loss of $1,483,044 during the year ended June 30, 1996 and as of that date, the Company's current liabilities exceeded its current assets by approximately $163,000. Included in the current year net loss are unusual charges of $1,101,500 which the Company has incurred as a result of restructuring its operations (Note 13). In addition to the company's restructuring plan and as part of the overall plans to alleviate liquidity concerns, the Company renegotiated its bank debt. This renegotiated loan agreement (Note 14) alleviates the violations that existed at June 30, 1996 and management believes it provides the liquidity necessary to implement its restructuring plan and attain profitable operations in fiscal year ending June 30, 1997.

NOTE 2- THE COMPANY

Total Research Corporation ("TRC" or "the Company") was formed in 1975. The Company performs market research for various Fortune 1000 companies in a broad spectrum of industries.

The Company services these clients through its locations in Princeton, NJ, Poughkeepsie, Minneapolis, Chicago, Tampa, and London, UK.

Effective July 1, 1994, the Company acquired certain assets and assumed certain liabilities of Business Marketing Services Ltd. (BMS), a United Kingdom Corporation with its principal offices located in London, England. BMS was a full-service marketing research firm specializing in business-to- business research based in London but carrying out a large portion of its business in continental Europe. Subsequent to the BMS acquisition the Company formed Total Research Limited (TR-UK), a subsidiary, to continue the operation of BMS.

The acquisition has been accounted for as a purchase. As consideration for the purchase, the Company paid an aggregate of approximately $1,565,000 in cash and 243,750 shares of the Company's restricted common stock, valued at approximately $80,000 (the then estimated market value of the Company's common stock). The purchase price, including acquisition-related costs of approximately $250,000, was allocated to the assets acquired based on their relative fair values. This treatment resulted in the recognition of approximately $1,800,000 in goodwill as of the acquisition date. TR-UK results of operations have been included in the consolidated results of operations since the date of acquisition.

The unaudited consolidated results of operations on a pro forma basis as though TR-UK had been acquired as of July 1,1993 are as follows:

                                                           June 30,
                                              ---------------------------------
                                                 1995                    1994
                                                 ----                    ----

Revenue                                       $19,250,443           $16,266,000
Income before accounting change
                                                  759,500               443,000
Earnings per share before accounting change
                                                     $.08                  $.05

                           TOTAL RESEARCH CORPORATION
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Revenue Recognition

The Company employs the percentage of completion method of accounting for reporting its revenues on its single-client studies, while on multi-client studies it recognizes revenues when the results are delivered to its clients. Clients are generally billed in accordance with the terms of the applicable contracts, which are not necessarily indicative of the stage of completion of the project.

For single-client studies, the stage of completion and earned revenues are determined for each project for the applicable period. The amount by which the value of work completed exceeds billings to clients is carried as a current asset on the Company's balance sheet and is shown as "costs and estimated earnings in excess of billings on uncompleted contracts." Billings to clients in excess of the value of work completed are carried on the Company's balance sheet as a current liability and are shown as "billings in excess of costs and estimated earnings."

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary, TR-UK, after elimination of material intercompany accounts and transactions.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Capitalized Market Research Products

The costs of producing the Company's Market Research Products are capitalized and amortized using the straight-line method over five years or the estimated remaining periods for which the products provide future economic benefits, whichever is shorter.

Market Research Products are standardized packages and are comprised of certain computer software and proven methodologies which are used to process and analyze data for single-client or multi-client studies.

                           TOTAL RESEARCH CORPORATION

Capitalization of costs begins on establishment of technological feasibility and the ongoing assessment of recoverability of capitalized costs; this requires considerable judgment by management with respect to certain factors including the anticipated future gross revenue, estimated economic life and changes in technology. These factors are considered on a product-by-product basis. Total amortization expense for Capitalized Market Research Products was approximately $163,000 (which includes write-down of $150,000 as discussed in Note 13), $59,000 and $78,000 for the years ended June 30, 1996, 1995 and 1994, respectively.

Deferred Data Accumulation Costs

The Company accumulates data across a wide variety of products and industries for use in its analysis of client-specific data. The costs of accumulating data related to single-client studies are charged to client projects as incurred. The costs of accumulating data for use in specific multi- client studies are capitalized and depreciated over five years or the estimated remaining periods for which the data provides future economic benefits, whichever is shorter. The assessment of recoverability of such costs requires considerable judgment by management with respect to certain factors including anticipated future gross revenue and estimated economic life. These factors are considered on a database-by-database basis. Total depreciation expense for deferred data accumulation costs was approximately $730,000 (which includes write-down of $400,000 as discussed in Note 13), $150,000, and $164,000 for the years ended June 30, 1996, 1995 and 1994, respectively.

Foreign operations

The assets and liabilities of TR-UK's operations are translated at current exchange rates, and related translation adjustments are recorded as a separate component of shareholders' equity. Income statement accounts are translated at the weighted average rates during the period.

Goodwill

Goodwill has been recorded in relation to the excess of the purchase price over the fair values of the identified assets acquired. The Company amortizes goodwill over twenty-five years. The carrying value of goodwill is evaluated periodically in relation to the operating performance and future undiscounted net cash flows of the underlying business. Adjustments are recorded if the sum of expected future net cash flows is less than the book value of the goodwill.

Income taxes

The provision for income taxes includes Federal, foreign, state and local income taxes currently payable and receivable and those deferred because of temporary differences between the financial statement and tax basis of assets and liabilities. The unremitted earnings of the Company's foreign subsidiary are considered to be permanently reinvested and are not expected to be remitted to the parent company.

                           TOTAL RESEARCH CORPORATION

Fixed assets

Fixed assets are stated at cost. Depreciation is computed using various methods over the estimated useful lives of the assets: three years for transportation equipment and five to ten years for office equipment and furnishings. Leasehold improvements are amortized over the shorter of the economic lives or the underlying lease term. Repairs and maintenance which do not extend the useful lives of the related assets are expensed as incurred.

Earnings  per common share

Earnings per share of common stock are computed by dividing net income by the weighted average number of common shares outstanding during the year as adjusted for subsequent stock splits and after giving effect to stock options considered to be dilutive common stock equivalents.

In the current year, the Company experienced a loss per share. The weighted average number of shares were not affected by stock options as they were considered to be anti-dilutive due to the loss.

Cash and cash equivalents

For the purpose of the statement of cash flows, cash equivalents include time deposits, certificates of deposit and all highly-liquid debt instruments with original maturities of three months or less.

Impairment of Long-Lived Assets

During the year ended June 30, 1996, the Company adopted SFAS No. 121, Accounting for the Impairment of long-lived Assets and for Long-Lived Assets to be Disposed of, which had no effect on its financial condition or results of operations. The Company records impairment losses on long-lived assets used in operations or expected to be disposed when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

                           TOTAL RESEARCH CORPORATION

NOTE 4 - FIXED ASSETS

Fixed assets consist of the following:


                          June 30,
                          --------

                                                                 1996                           1995
                                                                 ----                           ----

Equipment                                                    $4,645,145                    $4,063,039

Leasehold Improvements                                          276,071                       276,071
                                                             ----------                    ----------
                                                              4,921,216                     4,339,110
Less: accumulated depreciation and
         amortization                                         2,691,011                     2,237,727
                                                             ----------                    ----------
                                                             $2,230,205                    $2,101,383
                                                             ==========                    ==========



Depreciation expense for the years ended June 30, 1996, 1995 and 1994 was approximately $682,000, $440,000, and $303,000 respectively.

NOTE 5 - NOTES PAYABLE

In December 1995, the Company revised a prior Credit Agreement (the Agreement) dated December 23, 1991, as amended, with Summit Bank (formerly the United Jersey Bank of Princeton, NJ, "The Bank"). The components of this revised Agreement are:

         - $1.25 million revolving line of credit, is collateralized by receivables, and capped at 50 percent of eligible receivables (including standby letters of credit totaling approximately $100,000). The interest rate is based on certain financial covenants. At June 30, 1996, the Company is paying interest at the prime rate (8.25 percent at June 30, 1996) plus 1 percent. The Company is obligated to pay the Bank a quarterly commitment fee of 1/4 percent of the average unused amount of the revolving line of credit.

         - three year $3,000,000 term loan, is collateralized by equipment, furniture and fixtures and stock in its subsidiary. The interest rate is fixed at 8.25 percent. The principal balance is payable in 35 equal monthly installments of $50,000 plus a final payment of the entire outstanding principal balance thereof and all accrued and unpaid interest.

                           TOTAL RESEARCH CORPORATION
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


The agreement also contains certain covenants which require the Company to maintain certain financial ratios. At June 30, 1996, the company was in violation of these financial ratios covenants. The agreement was subsequently amended (Note 14) which alleviates the violation.

Also, TR-UK has a bank overdraft facility of(pound)300,000 with Coutts and Company, London, England (approximately US $467,000 at June 30, 1996). This facility bears interest at a rate of 3 percent above the UK Base Rate. At June 30, 1996, the UK Base Rate was 6.75 percent.

The amounts outstanding of this loan package are as follows:

                                                        June 30,
                                                 ----------------------
                                                 1996              1995
                                                 ----              ----
Summit Bank Debt:
One year $1.25 million revolving line       $   650,000        $      --
One-year $2.05 million revolving line              --              900,000
Three-year $700,000 term loan                      --              594,250
Five-year $550,000 term loan                       --              550,000
Five year $775,000 term loan                       --              632,000
Three year $3,000,000 term loan               2,750,000               --
Coutls and Company Bank Debt:
     TR-UK Overdraft Facility                   335,000            375,064
                                            -----------        -----------
Total notes payable                           3,735,000          3,051,314
Discount                                         (8,000)           (24,000)
                                            -----------        -----------
Notes payable, net of discount                3,727,000          3,027,314

Less:  current portion                        1,585,000          1,666,056
                                            -----------        -----------
Long-term portion                           $ 2,142,000        $ 1,361,258
                                            ===========        ===========




The maturities of debt are as follows:

      June 30              Amount
      -------              ------
       1997          $1,585,000
       1998             600,000
       1999           1,542,000
                     $3,727,000

As of June 30,1996, the fair value of long-term debt was approximately equivalent to its carrying value, due to the fact that the going market interest rates currently available for debt with similar terms are approximately equal to the interest rates for its existing debt.

                           TOTAL RESEARCH CORPORATION

Pursuant to the Agreement, the Company granted to the Bank five-year warrants to purchase 232,514 shares of Company's common stock at an exercise price of $1.75 per share. The Company has valued the warrants at their estimated fair value of $80,000 and is amortizing such amount on a straight line basis over five years. The un-amortized portion of $8,000 and $24,000 at June 30, 1996 and 1995, respectively, is included in the balance sheets as a discount on the notes payable. At June 30, 1996, all the warrants were exercisable.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Operating leases

The Company is committed under various leases for office space. Approximate future minimum rental payments under non-cancelable leases are as follows:

                                       For the Years Ending
                                             June 30,
                                       --------------------


              1997                           $1,180,000
              1998                            1,050,000
              1999                              980,000
              2000                            1,130,000
              2001                            1,110,000
              2002                            1,020,000
              2003                            1,020,000
              2004                            1,070,000
              2005                            1,070,000
              2006                            1,070,000
                                            -----------
          Total minimum
       payments required                    $10,700,000


In addition to the above minimum rentals, the leases are subject to escalation clauses covering increases in real estate taxes and operating costs over the base year. The leases provide for renewal options for periods from two to ten years. Rental expense charged to operations was approximately $1,030,000, $915,000 and $830,000 for the fiscal years ended June 30, 1996, 1995 and 1994, respectively.

As discussed in Note 5, the Company was in violation of amended operation covenants (see Note 14).

                           TOTAL RESEARCH CORPORATION
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 7 - INCOME TAXES

Deferred tax attributes resulting from differences between financial accounting amounts and tax bases of assets and liabilities at June 30 are as follows:

                                                                                1996               1995
                                                                                ----               ----
Deferred tax liabilities:
       Depreciation                                                           $123,442            $181,620
       Other                                                                     3,200                   -
                                                                              --------            --------
Total Deferred tax liabilities                                                 126,642             181,620

Deferred tax assets:
        Capitalized market research products                                   251,136             560,406
        Accrued rent                                                            14,113              49,824
        Accrued vacation                                                       122,400              92,622
        Accrued royalties                                                       39,175              39,175
        Accrued restructuring costs                                            206,600                   -
        Retirement plan                                                         58,400              40,000
        Other accruals                                                          49,956              98,681
        Other                                                                        -               4,472
        State net operating loss carry forward                                 157,980                   -
                                                                              --------            --------
Total deferred tax assets                                                      899,760             885,180
Net deferred tax assets                                                        773,118             703,560
Less:  Current portion                                                         482,478             270,478
                                                                              --------            --------
                                                                              $290,640            $433,082
                                                                              ========            ========

Based on the Company's history of prior operating earnings and its expectations for the future, which include the Company's restructuring efforts to improve performance, management has determined that the future operating income of the company will more likely than not be sufficient to recognize fully these net deferred tax assets.

As of June 30,1996, the Company has available a New Jersey net operating loss carry forward for tax purposes of approximately $2,633,000 expiring June 30, 2003.

The source of income (loss) before income taxes for the years ended June 30 is as follows:

                                              1996              1995                  1994
                                              ----              ----                  ----

United States                            $(2,521,251)         $1,093,099            $685,891
United Kingdom                               195,844             219,027                   -
                                         -----------          ----------            --------
Total                                    $(2,325,407)         $1,312,126            $685,891
                                         ===========          ==========            ========

                           TOTAL RESEARCH CORPORATION
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



The components of the provision (benefit) for income taxes for the year ended June 30 are as follows:

                                               1996                 1995                1994
                                               ----                 ----                ----
Current expense (benefit):

     Federal                                $(850,000)            $ 354,841           $ 319,428
     State                                           -              106,424              89,590
     United Kingdom                             77,195               92,518                   -
                                            ----------            ---------           ---------
                                             (772,805)              553,783             409,018
     Deferred benefit                         (69,558)             (  1,157)           (118,185)
                                            ----------            ---------           ---------
                                            $(842,363)            $ 552,626           $ 290,833
                                            =========             =========           =========





A reconciliation of the U.S. statutory tax rate to the effective tax rate for the years ended June 30 is as follows:

                                1996            1995          1994
                                ----            ----          ----

Computed (benefit)
 provision at the
 statutory tax rate         $(790,038)       $ 446,123       $ 233,202
International rate
differences                    15,667           12,319            --
State income tax, net        (151,275)          70,239          59,129
Alternative minimum
tax                            40,000             --              --
Other                          43,283           23,945          (1,498)
                            ---------        ---------       ---------
Income tax (benefit)
provision
                            $(842,363)       $ 552,626       $ 290,833
                            =========        =========       =========


                           TOTAL RESEARCH CORPORATION

NOTE 8 - EMPLOYEE BENEFIT AND DEFERRED COMPENSATION

The Company maintains a 401(k) Savings Plan for the benefit of all its employees. The 401(k) Savings Plan is funded through the Company's and participating employees' contributions and generally provides that employees may contribute, through payroll reductions, from 1 percent to 15 percent of their compensation. The Company has, in the past, made a matching contribution in an amount equal to 50 percent of each participating employee's elective contribution up to 6 percent of the participating employee's compensation. Company contributions charged to operating expense were approximately $170,000, $144,000, and $127,000 for fiscal years ended June 30, 1996, 1995, and 1994, respectively.


NOTE 9 - MAJOR CLIENTS

In the years ended June 30, 1996 and 1995, the Company did not derive a significant portion of revenues (more than 10 percent) from any one client. In the year ended June 30, 1994, the Company derived 16.1 percent of its total revenue from one client within the Information Technologies industry segment.


NOTE  10 - RELATED PARTY TRANSACTIONS

Included in other current assets are advances from officers/shareholders of $43,584 and $42,951 as of June 30, 1996 and 1995, respectively.

                           TOTAL RESEARCH CORPORATION

NOTE 11 - STOCK OPTIONS

On July 1, 1986, the Board of Directors adopted a stock option plan (the "plan") covering a total of 600,000 shares. At subsequent shareholder meetings, the Company's shareholders voted to approve four increases of 300,000 options that would be available to be issued under the plan, for a total of 1,800,000 options. Under the Plan, options may be granted at not less than fair market value on the date of grant (85 percent of fair market value with respect to non-qualified options). Options granted under the plan become exercisable immediately and expire five years after the date of grant (five years and one day with respect to non-qualified options). The following summarizes information with regard to the Plan for the years ended June 30, 1996, 1995 and 1994.

                                                             1996            1995            1994
                                                             ----            ----            ----
Outstanding at the beginning of year
($.25 to $2.00 per share)                                  796,376        1,212,915         1,231,915

Granted ($1.0313 to $2.00 per share)                       109,000           58,000            13,000

Surrendered ($.69 to $1.25 per share)                      (23,500)        (367,389)          (32,000)

Exercised ($.25 to $1.25 per share)                        (41,000)        (107,150)             -
                                                           -------        ---------         ---------


Outstanding and exercisable at the
 end of the year ($.25 to $2.00 per share)                  840,876         796,376         1,212,915
                                                           ========       =========         =========



The Company issued 100,000 non-qualified options in 1994 to unrelated third parties in consideration for consulting services provided. The options have an exercise price of $.75 per share, and were exercisable immediately. The Company valued the options at their estimated fair market value of approximately $39,000 and recognized consulting expense in an equal amount for the year ended June 30, 1994.

On April 16, 1996 the Company adopted the 1996 Stock Incentive Plan and the 1996 Stock Option Plan and froze the 1986 Stock Option Plan. Under these new plans, Officers, Directors, Employees and Consultants of the Company are eligible to receive stock options from one of the two plans, (one is designated for the UK Subsidiary). The Plan is authorized to issue options to acquire 800,000 shares of Common Stock and 245,000 Shares of Common Stock respectively.

                           TOTAL RESEARCH CORPORATION

Incentive Stock Options or Non-Statutory Stock Options may be issued for a term of no more than five years from the date of grant, at an option price not less than 100 percent of the fair market value of the Company's Common Stock at the time of grant. In addition, the Board may award Common Stock under that Plan as stock bonuses; restricted stock; stock appreciation rights (SAR's); cash bonus rights; and foreign qualified grants. In addition, any non-employee Director and/or Advisory Board Directors shall be automatically granted an option to purchase 10,000 Shares of Common Stock for each year that such person serves as a Director. However, such options shall vest 33-1/3 percent for each 12 months of continuous service until fully vested on a month-by-month basis. Any Director, Officer or Employee (except Consultants) who cease to be employed by the Company has only 30 days (or 12 months in the event of death) after such termination of employment to exercise whatever options they own that are vested. Also, such Option holder shall not have any voting rights for the underlying Common Stock, until such options are exercised. Effective April 10, 1996, 3 non-employee directors each received options for 10,000 shares in accordance with the provision of this plan.

NOTE 12 - SEGMENT INFORMATION

The Company operates in one principal industry segment: market research services. Geographic financial information for the years ended June 30 (in 000's) is as follows:

                                                    June 30,
                                                      1996            1995              1994
                                                      ----            ----              ----
Revenue                    - United States         $ 18,210         $ 15,527         $ 13,688

                           - Europe                   6,236            4,014                -

                           - Eliminations              (731)            (291)               -
                                                   --------         --------         --------
                             Totals                $ 23,715         $ 19,250         $ 13,688
                                                   ========         ========         ========

Operating (Loss)          - United States          $ (2,320)        $  1,277         $    775
Income
                          - Europe                      250              283                -

                          - Eliminations                  -                -                -
                                                   --------         --------         --------
                            Totals                 $ (2,070)        $  1,560         $    775
                                                   ========         ========         ========

Identifiable Assets       - United States          $ 11,206         $ 10,277         $  7,440

                          - Europe                    3,795            3,721                -

                          - Eliminations             (1,841)          (2,256)               -
                                                   --------         --------         --------
                            Totals                 $ 13,160         $ 11,742         $  7,440
                                                   ========         ========         ========

                           TOTAL RESEARCH CORPORATION

NOTE 13 - UNUSUAL CHARGES

During the fourth quarter of 1996, the Company announced a plan to restructure and consolidate operations, concentrate resources, and better position itself to achieve its strategic growth objectives. This plan results in a $1,101,500 pre-tax charge. The charge includes a write-down of capitalized market research products and deferred data accumulation costs of $550,000, severance costs of $406,500 and charges to develop and implement the plan of $145,000.


NOTE 14 - SUBSEQUENT EVENT

On October 10, 1996, the Company renegotiated its credit agreement (Note 5) with Summit Bank. The agreement has been amended as follows:

     Payment terms under the 3 million dollar term debt remain unchanged except for a pre-payment of an amount up to $500,000 due upon the receipt of the Company's Federal tax refund. The interest rate on the company's term debt was increased from a fixed rate of 8.25 percent to a fixed rate of 9.5 percent.

     The $1.25 million revolving line of credit remains unchanged until December 1996 when it will be reduced to $1.0 million. The interest rate increased from prime plus 1 percent to prime plus 3 percent; the interest rate can be reduced if the Company can meet certain financial ratios. The line of credit is up for renewal on March 31, 1997.

     The financial covenants have been amended which include financial ratios of tangible net worth, total liabilities to tangible net worth, debt service coverage ratio, current ratio, and quick ratio.

     Pursuant to a requirement contained in the amended loan agreement the Company has entered into a consulting agreement with a member of the Board of Directors, to provide financial management services for compensation of $10,000 a month for one year. In addition, he has been granted 150,000 5-year stock options to be paid in three installments upon the successful completion of established goals at the exercise price of $0.875, which is 100 percent of the market value at time of grant (September 12, 1996).

                           TOTAL RESEARCH CORPORATION
                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Total Research Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 14, 1996    By: /s/   LORIN ZISSMAN
       -----------------       ----------------------------------------------
                               LORIN ZISSMAN, Chief Executive Officer and
                               Chairman of the Board of Directors

Dated: Octobet 14, 1996    By: /s/   ERIC C. ZISSMAN
       ----------------        ----------------------------------------------

                               ERIC C. ZISSMAN, Chief Financial Officer

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, this report has been signed on behalf of Total Research Corporation and in the capacities and on the dates indicated.


Dated: October 14, 1996    By: /s/ LORIN ZISSMAN
       ----------------        ----------------------------------------------
                               LORIN ZISSMAN, Chief Executive Officer and
                               Chairman of the Board of Directors


Dated: October 14, 1996    By: /s/ AL ANGRISANI
       ----------------        ----------------------------------------------
                               AL ANGRISANI, Director


Dated: October 14, 1996   By: /s/ HUGH DEVINE
      ----------------        ----------------------------------------------
                               HUGH DEVINE, Director


Dated: October 14, 1996    By: /s/  WILLIAM N. LEVY
       ----------------        ----------------------------------------------
                                WILLIAM N. LEVY, Esq., Secretary and Director


Dated: October 14, 1996    By: /s/ ANTHONY GALLI
       ----------------        ----------------------------------------------
                                ANTHONY GALLI, Director

Dated:                     By:
      ----------------        ----------------------------------------------
                                J. EDWARD SHRAWDER, Director