Form 10QSB
period 1996-09-30
TOTAL RESEARCH CORP
filed 1996-11-14
CIK 803058

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDING
    SEPTEMBER  30, 1996

Commission File Number: 0-15692


                           TOTAL RESEARCH CORPORATION
               (Exact name of Registrant as specified in Charter)

       DELAWARE                                           22-2072212
(State of Incorporation)                      (IRS Employer Identification No.)


Princeton Corporate Center, 5 Independence Way
              Princeton, New Jersey                       08543-5305
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


                                    YES      X    NO  __



Common Stock, $.001 Par Value - 9,937,708 as of November 8, 1996

                           TOTAL RESEARCH CORPORATION
                           CONSOLIDATED BALANCE SHEETS



                                                                               September 30,     June 30,
                                                                                   1996           1996
                                                                               ------------   ------------
ASSETS
Current assets
  Cash and cash equivalents                                                    $      9,586   $      4,201
  Accounts receivable, less allowance for doubtful accounts
    of $110,000 at September 30, 1996 and $110,000 at June 30, 1996               4,645,235      4,166,486
  Costs and estimated earnings in excess of billings on
    uncompleted contracts                                                         1,696,317      1,737,734
Deferred Taxes                                                                      482,478        482,478
 Income tax refund receivable                                                       850,000        850,000
  Other current assets                                                              629,274        695,328
                                                                               ------------   ------------
  Total current assets                                                            8,312,890      7,936,227

Fixed assets, less accumulated depreciation of $2,839,030
  at September 30, 1996 and $2,691,011 at June 30, 1996                           2,106,868      2,230,205
Capitalized market research products, less accumulated
  amortization of $580,317  at September 30, 1996 and
  $511,947 at June 30, 1996                                                         284,449        304,449
Deferred data accumulation costs, net of accumulated depreciation of
  $1,498,670 at September 30, 1996 and $1,450,300 at June 30, 1996                  327,436        347,436
Goodwill, net of accumulated amortization of $165,102  at
  September 30,  1996 and $145,641 at June 30, 1996                               1,772,851      1,792,312
Deferred taxes                                                                      296,082        290,640
Other assets                                                                        271,095        253,282
                                                                               ------------   ------------
Total assets                                                                   $ 13,371,671   $ 13,154,551
                                                                               ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current portion of notes payable                                             $  1,367,685   $  1,584,792
  Accounts payable                                                                1,996,052      2,094,153
  Accrued expenses and other current liabilities                                  1,748,762      1,702,126
  Accrued restructuring costs                                                       384,344        516,500
  Billings in excess of earnings                                                  2,712,914      2,115,142
  Income  taxes payable                                                              97,848         86,303
                                                                               ------------   ------------
  Total current liabilities                                                       8,307,605      8,099,016

Long-term liabilities
  Notes payable                                                                   2,000,000      2,142,000
  Other long -term liabilities                                                      211,655         92,314
                                                                               ------------   ------------

     Total liabilities                                                           10,519,260     10,333,330
                                                                               ------------   ------------

Shareholders' equity
  Common stock-authorized 20,000,000 shares $.001 par value, 9,937,708 shares issued and outstanding at September 30, 1996 and
    9,882,108 shares issued and outstanding at June 30, 1995                          9,937          9,882
  Additional paid-in capital                                                      3,518,903      3,505,835
  Cumulative translation  adjustment                                                (94,575)       (90,685)
  Retained earnings                                                                (581,854)      (603,811)
                                                                               ------------   ------------
     Total shareholders' equity                                                   2,852,411      2,821,221
                                                                               ------------   ------------

Total liabilities and shareholders' equity                                     $ 13,371,671   $ 13,154,551
                                                                               ============   ============



              (See notes to the consolidated financial statements )

                           TOTAL RESEARCH CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME

                                                 Sept 30,         Sept 30,
                                                   1996             1995
                                               ------------     ------------
Revenues                                       $  6,561,501     $  5,305,127
Direct costs                                      3,285,748        2,486,125
                                               ------------     ------------

Gross profit                                      3,275,753        2,819,002

Operating expenses                                3,153,296        2,434,127
                                               ------------     ------------

Income from operations                              122,457          384,875

Interest expense                                    (93,140)         (82,057)
Other income (expense), net                           4,463          (30,000)
                                               ------------     ------------

Income before taxes                                  33,780          272,818

Provision  for income taxes                          11,823           97,720
                                               ------------     ------------


Net income                                     $     21,957     $    175,098
                                               ============     ============

Earnings per share                             $       0.00     $       0.02
                                               ============     ============


Weighted average common shares
outstanding                                      10,171,872       10,415,132
                                               ============     ============
















               See notes to the consolidated financial statements

                           TOTAL RESEARCH CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        September 30,       September 30,
                                                            1996                1995
                                                        -------------        ---------
Cash flows from operating activities:
  Net income                                             $    21,957         $   175,098
    Adjustments to reconcile net income to cash
      provided by operating activities
      Depreciation                                           216,389             237,939
      Amortization                                            39,461              48,146

      Accretion of warrants                                    4,000               4,000
      Adjustment for foreign currency translation             (3,892)            (24,532)
    (Increase) decrease in assets
      Accounts receivable                                   (478,749)           (203,345)
      Cost and estimated earnings in
        excess of billings on uncompleted contracts           41,417            (123,353)
      Other assets                                            42,802             (61,443)
    Increase (decrease) in liabilities
      Accounts payable                                       (98,101)           (266,273)
      Accrued expenses                                       (85,520)            (15,239)
      Billings in excess of earnings                         597,772             121,193
      Income taxes payable                                    11,545               4,845
      Other liabilities                                      127,339             (91,686)
                                                         -----------         -----------
      Net cash provided by operating activities              436,420            (194,650)
                                                         -----------         -----------

    Cash flows from investing activities:
      Purchases of equipment                                 (28,682)           (242,589)
      Cash expended for capitalized  market
        research products                                       --              (109,230)
      Deferred data accumulation costs                       (48,370)           (160,230)
                                                         -----------         -----------
        Net cash used by investing activities                (77,052)           (512,049)
                                                         -----------         -----------

    Cash flows from financing activities:
      Repayment of debt                                     (367,107)         (1,244,764)
      Proceeds from long-term debt                              --             1,850,000
      Payment under capital lease obligations, net              --                24,964
      Proceeds from issuance of common stock                  13,124              13,899
                                                         -----------         -----------
        Net cash provided by (used in ) financing
          activities                                        (353,983)            644,099
                                                         -----------         -----------
    Net increase (decrease) in cash and cash
     equivalents                                               5,385             (62,600)
    Cash and cash equivalents at beginning of period           4,201             128,071
                                                         -----------         -----------
    Cash and cash equivalents at end of period           $     9,586         $    65,471
                                                         ===========         ===========


               See notes to the consolidated financial statements


                           TOTAL RESEARCH CORPORATION

                          Notes to Financial Statements

                           September 30, 1996 and 1995



Note 1 - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended June 30, 1997.


Note 2 - Presentation of European Subsidiary  - TR-Europe
---------------------------------------------------------

The summary of financial information, set forth below, should be read in conjunction with the consolidated financial statements as of and for the period ended September 30, 1996 and September 30, 1995. The following summarizes information on TR-Europe's Statement of Income, converted to U.S. Dollars, using a weighted average exchange rate of $1.55 for the three month periods ended September 30, 1996 and 1995, respectively.

                                             Three Months Ended
                                   September 30,         September 30,
                                            1996                  1995
                                   -------------         -------------


Revenues                             $ 1,816,772          $  1,721,621
Direct Costs                             878,191               923,179
                                     -----------           -----------

Gross Profit                             938,581               798,442

Operating Expenses                       882,345               649,792
                                     -----------           -----------

Income from operations                    56,236               148,650

Income taxes                              16,871                41,622
                                    ------------           -----------

Net Income                           $    39,365          $    107,028
                                     ===========          ============


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


PART II - MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS


Result of Operations - First Quarter Fiscal 1997 as Compared to First Quarter Fiscal 1996.

Statement of Income Data:
(Expressed as a percentage of revenues)                      September 30,
                                                             -------------
                                                           1996          1995
                                                          ------       ------
[S]                                                         [C]          [C]
Revenues                                                   100.0%       100.0%
Direct costs                                                50.1%        46.9%
                                                           -----        -----
   Gross profit                                             49.9%        53.1%
Operating expenses                                          48.0%        45.9%
                                                           -----        -----
Income from operations                                       1.9%         7.2%
Interest expense                                             1.4%         1.5%
Other income (expense), net                                  0.0%        (0.6%)
                                                           -----        -----
Income before income taxes                                    .5%         5.1%
Provision for income taxes                                    .2%         1.8%
                                                           -----        -----
Net income                                                    .3%         3.3%
                                                           =====        =====


Revenues for the first quarter of fiscal 1997 increased 23.7% or $1,256,374 versus the same quarter in the prior year, to $6,561,501. This increase is due to the Global Health Care and Quality Management divisions increasing their revenues as well as the inclusion of the Minneapolis office, which was acquired in the second quarter of fiscal 1996. The Company consolidated its Consumer Research and Information Technologies divisions into its newly formed Strategic Marketing Services division. This division, which also includes its UK operation, generated revenues equal to those earned for the same period in fiscal 1996.

The Company's outlook for fiscal year 1997 is for improvement in its operating results fueled by the reorganization the Company implemented in July 1996. The Company expects to steadily increase its revenues while continuing to reduce its operating costs to further improve profitability and cash generation.

The Company defines backlog as the unearned portions of its existing contracts at each balance sheet date. The Company's backlog at September 30, 1996 was approximately $9,000,000 as compared to a backlog of approximately $9,600,000 at June 30, 1996 and approximately $7,400,000 at September 30, 1995. The amount of backlog at any time may not be indicative of intermediate or long-term trends in the Company's operations.

Direct costs for the first quarter of fiscal 1997 totaled $3,285,748, an increase of 32% or $799,623 versus the prior year's total of $2,486,125. As such, they were 50% of revenues, as compared to 47% of revenues in the prior year. This increase in direct costs as a percentage of revenues is the result of the Company's overall change in the mix of work it performed during the first quarter of fiscal 1997 versus the first quarter of fiscal 1996. The Company delivered a much greater percentage of quantitative business during the first quarter, which typically includes substantial out-of-pocket expenses for data collection, versus qualitative business, which typically is more labor intensive and, therefore, generates higher gross margins.

Operating expenses for the first quarter of fiscal 1997 totaled $3,153,296, an increase of 29.5% or $719,169 over the same quarter in the prior year. The increase in operating expenses is mainly the result of the addition of the Minneapolis office which was acquired during the second quarter of fiscal 1996. In addition, the Company also incurred additional operating expenses as a result of its expansion of its European operations first begun during the third and fourth quarters of fiscal 1996. Expressed as a percent of revenue, operating expenses increased to 48% of revenue in the first quarter of fiscal 1997, versus 46% in the first quarter of fiscal 1996. Expressed as a percentage of gross profit, operating expenses increased to 96% of gross profit in the first quarter of fiscal 1997, versus 86% in the first quarter of fiscal 1996.

Income from operations decreased $262,418 to $122,457 during the first quarter of fiscal 1996, as compared to $384,875 during the first quarter of fiscal 1996, for all the reasons set forth herein.

The Company's interest expenses increased $11,083 in the first quarter of fiscal 1997 to $93,140, as compared to $82,057 in the first quarter of fiscal 1996, as a result the funding of additional working capital necessary to support the Company's operations.

Income before taxes totaled $33,780 for the first quarter of fiscal 1997, a decrease of 88% versus $272,818 in the first quarter of fiscal 1996, for the reasons set forth above.

The income tax provision for the first quarter of fiscal 1997 was $11,823, versus $97,720 for the first quarter of fiscal 1996 due to the decreased earnings of the Company.

Net income for the first quarter of fiscal 1997 was $21,957, or $.00 per share, versus earnings of $175,098, or $.02 per share for the first quarter of fiscal 1996.

Liquidity and Capital Resources

Working capital increased $168,072, to $5,283 at September 30, 1996 from ($162,789) at June 30, 1996, and the current ratio increased to 1.00 from .98. The increase in working capital and the corresponding increase in current ratio is attributable to the improving financial performance of the Company.

For the quarter ending September 30, 1996, the Company generated cash from operations of approximately $436,000. In addition, employees exercised stock options in the amount of approximately $13,000. As the result of these activities, approximately $449,000 in cash was available to the Company during the first quarter. The major uses of this cash were the following:

o    Paydown of its lines of credit of approximately $367,000

o    Purchase of equipment of approximately $29,000.

o    Deferred data accumulation costs of approximately $48,000.

On October 10, 1996, the Company renegotiated its credit agreement with Summit Bank. The agreement has been amended as follows:

o Payment terms under the three million dollar term debt remain unchanged except for a pre-payment of an amount up to $500,000 upon receipt of the Company's Federal tax refund. The interest rate on the Company's debt was increased from a fixed rate of 8.25 percent to a fixed rate of 9.5 percent.

o The $1.25 million revolving line of credit remains unchanged until December 1996 when it will be reduced to $1.0 million. The interest rate increased from prime plus 1 percent to prime plus 3 percent; the interest rate can be reduced if the Company can meet certain defined financial ratios. The line of credit is up for renewal on March 31, 1997.

The Company has a bank overdraft facility of (pound)300,000 with Coutts & Company in London, UK. The borrowings are charged at a rate of 3 percent above the UK Base Rate. At September 30, 1996 the borrowings were at (pound)237,216 (approximately $368,000) and the UK Base rate was 6.75 percent. The Company believes that its current sources of liquidity and capital resources will be sufficient to fund its long-term obligations and working capital needs for the foreseeable future.

Net Accounts Receivable totaled $4,645,235 at September 30, 1996, compared to $4,166,486 at the prior year-end, for a net increase of $478,749. The increase in receivables is primarily the result of increased revenues.

Costs and estimated earnings in excess of billings on uncompleted contracts totaled $1,696,317 at September 30, 1996, compared to $1,737,734 at June 30, 1996, for a net decrease of $41,417. This amount decreased as the result of normal fluctuations in the business.

There has been no material change in current and long-term deferred tax assets from June 30, 1996 to September 30, 1996. Based on the Company's history of prior operating earnings and its expectations for the future, which include the Company's recent restructuring to improve performance, management has determined that the future operating income of the Company should be sufficient to recognize fully these net deferred tax assets.

Fixed assets at cost, less accumulated depreciation and amortization decreased by $123,337 as of September 30, 1996 from $2,106,868 at June 30, 1996 to
$2,230,205. Capital expenditures during the first quarter of fiscal 1997 were approximately $29,000. The Company's only major expenditure during this fiscal year will be the purchase of furniture for its reconstructed main office in Princeton, New Jersey. The Company plans on using a work-letter negotiated with the landlord to fund this expenditure.

Capitalized Market Research Products decreased by approximately $20,000 to $284,449, versus $304,449 at June 30,1 996. During the first quarter of fiscal 1997 the Company did not invest any money in any new products.

Deferred Data Accumulation Costs decreased by approximately $20,000 from $304,449 at June 30, 1996 to $284,449 at September 30, 1996. This decline is the result of a reduction in the annual investment the Company is making in its EquiTrend product.

Accounts payable, accrued restructuring costs and accrued expenses totaled $4,129,158, a decrease of $183,621 during the first quarter of fiscal 1997 from $4,312,779 at June 30, 1996. This decrease is due to the Company reducing the accrued restructuring costs it incurred in the fourth quarter of fiscal 1996 as well as normal fluctuations in these accounts.

Billings in excess of earnings totaled $2,712,914, an increase of $597,772 during the first quarter of fiscal 1997 from $2,115,142 at June 30, 1996. The acquisition of the Minneapolis office as well as the more aggressive billing policy of the Company have accounted for this increase.

Income taxes payable totaled $97,848, an increase of $11,545 during the first quarter of fiscal 1997 from $86,303 at June 30, 1996. This increase is the result of normal business fluctuations.

Inflation had no material effect on the financial performance of the Company during the first quarter of fiscal 1997.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          There are no material legal actions, proceedings or litigation pending or threatened to the knowledge of the Company.

Item 2.   Changes in Securities

          None.

Item 3.   Defaults upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other information

          Reference subsequent event incorporated from 10-KSB submission of October 15, 1996.

Item 6.   Exhibits

          Restated Credit agreement with Summit Bank dated October 10, 1996 incorporated by reference from 10-KSB submission of October 15, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               TOTAL RESEARCH CORPORATION
                                              ---------------------------------
                                                        (Registrant)

                                              /s/ LORIN ZISSMAN
                                              ---------------------------------
                                              BY:  LORIN ZISSMAN
                                              CHIEF EXECUTIVE OFFICER


                                              /s/ ERIC ZISSMAN
                                              ---------------------------------
                                              BY:  ERIC ZISSMAN
                                              CHIEF FINANCIAL OFFICER


Dated:  November 12, 1996