Form 10QSB
period 1996-12-31
TOTAL RESEARCH CORP
filed 1997-02-14
CIK 803058

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDING DECEMBER 31, 1996

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


                         YES   X              NO
                              ---                -----



Common Stock, $.001 Par Value - 10,017,708 as of February 7, 1997

                           TOTAL RESEARCH CORPORATION
                          CONSOLIDATED BALANCE SHEETS


                                                                                Dec. 31,             June 30,
                                                                                  1996                 1996
                                                                                  ----                 ----
ASSETS                                                                         (Unaudited)           (Audited)
Current assets
    Cash and cash equivalents                                                 $ 1,050,261               $4,201
    Accounts receivable, less allowance for doubtful accounts of $110,000
      at December 31, 1996 and $110,000 at June 30, 1996                        5,078,098            4,166,486
    Costs and estimated earnings in excess of billings on uncompleted           1,299,573            1,737,734
      contracts
Deferred taxes                                                                    482,478              482,478
    Income tax refund receivable                                                  850,000              850,000
    Other current assets                                                          631,592              695,328
                                                                                  -------              -------
    Total current assets                                                        9,392,002            7,936,227

    Fixed assets, less accumulated depreciation of $2,839,030 at September
        30, 1996 and $2,691,011 at June 30, 1996                                2,245,244            2,230,205
    Capitalized market research products, less accumulated amortization of
        $551,947 at September 30, 1996 and $511,947 at June 30, 1996              264,449              304,449
    Deferred data accumulation costs, net of accumulated depreciation of
        $1,498,670 at September 30, 1996 and $1,450,300 at June 30, 1996          307,436              347,436
    Goodwill, net of accumulated amortization of $184,563 at December 31,
        1996 and $145,641 at June 30, 1996                                      1,753,390            1,792,312
Deferred taxes                                                                    296,082              290,640
Other assets                                                                      255,368              253,282
                                                                                  -------              -------
Total assets                                                                  $14,513,971          $13,154,551
                                                                              ===========          ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Current portion of notes payable                                          $   910,429           $1,584,792
    Accounts payable                                                            2,134,447            2,094,153
    Accrued expenses and other current liabilities                              1,605,686            1,702,126
    Accrued restructuring costs                                                   174,350              516,500
    Billings in excess of earnings                                              4,497,870            2,115,142
    Income taxes payable                                                          151,244               86,303
                                                                                  -------               ------
    Total current liabilities                                                   9,474,026            8,099,016

Long-term liabilities
    Notes payable                                                               1,850,000            2,142,000
    Other long-term liabilities                                                   234,320               92,314
                                                                                  -------               ------

Total liabilities                                                              11,558,346           10,333,330
                                                                               ----------           ----------

Shareholders' equity
    Common stock-authorized 20,000,000 shares $.001 par value, 10,017,708 shares issued and outstanding at December 31, 1996 and 9,882,108
        shares issued and outstanding at June 30, 1996                              9,937                9,882
    Additional paid-in capital                                                  3,529,840            3,505,835
    Cumulative translation adjustment                                             (80,648)             (90,685)
    Retained earnings (accumulated deficit)                                      (503,504)            (603,811)
                                                                                 ---------           ---------
    Total shareholders' equity                                                  2,955,625            2,821,221
                                                                                ---------            ---------

Total liabilities and shareholders' equity                                    $14,513,971          $13,154,551
                                                                              ===========          ===========


              See notes to the consolidated financial statements.

                           TOTAL RESEARCH CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                                  Three Months                        Six Months
                                                               Ended December 31,                 Ended December 31,
                                                               ------------------                 ------------------
                                                             1996            1995              1996              1995
                                                             ----            ----              ----              ----
Revenues                                                  $6,765,057      $5,741,807        $13,326,558       $11,046,934
Direct costs                                               3,407,130       2,574,202          6,692,878         5,060,327
                                                          ----------      ----------         ----------        ----------

Gross Profit                                               3,357,927       3,167,605          6,633,680         5,986,607

Operating Expenses                                         3,175,467       3,033,347          6,328,763         5,467,474
                                                          ----------      ----------         ----------        ----------

Income from Operations                                       182,460         134,258            304,917           519,133

Interest Expense                                             (74,375)       (102,121)          (167,515)         (184,178)

Other income (expense), net                                   20,886         (15,241)            25,349           (45,241)
                                                             -------        --------            -------          --------

Income before taxes                                          128,971          16,896            162,751           289,714

Provision for income taxes                                    50,621           9,993             62,444           107,713
                                                             -------          ------            -------          --------

Net income                                                   $78,350          $6,903           $100,307          $182,001
                                                             =======          ======           ========          ========

Weighted average common shares outstanding                10,186,173      10,396,715         10,206,780        10,410,916

Earnings per share                                             $0.01           $0.00              $0.01             $0.02





              See notes to the consolidated financial statements.

                           TOTAL RESEARCH CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)




                                                                         Dec. 31, 1996        Dec. 31, 1995
                                                                         --------------        -------------
Cash Flows from operating activities

Net Income                                                                  $100,307            $182,001

Adjustments to reconcile net income to cash provided by operating activities
  Depreciation                                                               459,914             421,686
  Amortization                                                                38,922              85,900
  Accretion of warrants                                                        8,000               8,000
  Adjustment for foreign currency translation                                 10,037              18,187

(Increase) decrease in assets
  Accounts receivable                                                       (911,612)           (755,431)
  Cost and estimated earnings in excess of billings on uncompleted           438,161            (190,020)
  contracts
  Other assets                                                                56,208             (69,071)

Increase (decrease) in liabilities
  Accounts payable                                                            40,294            (193,869)
  Accrued expenses                                                          (438,590)            202,871
  Billings in excess of earnings                                           2,382,728           1,043,480
  Income taxes payable                                                        64,941              96,528
  Other long term liabilities                                                142,005            (190,425)
                                                                      --------------       -------------
  Net cash provided by operating activities                                2,391,315             659,837

Cash flows from investing activities:
  Purchase of equipment                                                     (314,580)           (453,431)
  Acquisition of certain assets of Carlson net of cash acquired                   --            (286,965)
  Cash expended for capitalized market research products                          --            (140,030)
  Deferred data accumulation costs                                           (88,370)           (221,645)
                                                                      --------------       -------------
  Net cash used by investing activities                                     (402,950)         (1,102,071)

Cash flows from financing activities:
  Repayment of debt                                                       (1,866,365)         (4,428,262)
  Proceeds from short-term debt                                              900,000                  --
  Proceeds from long-term debt                                                    --           4,748,012
  Payment under capital lease obligations, net                                    --               9,850
  Proceeds from issuance of common stock                                      24,060              31,400
                                                                      --------------       -------------
  Net cash provided by (used in) financing activities                       (942,305)            361,000

Net increase (decrease) in cash and cash equivalents                       1,046,060             (81,234)
  Cash and cash equivalents at beginning of period                             4,201             128,071
                                                                      --------------       -------------
  Cash and cash equivalents at end of period                             $ 1,050,261             $46,837
                                                                      ==============       =============

                           TOTAL RESEARCH CORPORATION
                   Notes to Consolidated Financial Statements
                           December 31, 1996 and 1995
                                  (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ended June 30, 1997.

Note 2 - Presentation of European Subsidiary  - TR-Europe

The summary of financial information, set forth below should be read in conjunction with the consolidated financial statements as of and for the period ended December 31, 1996 and December 31, 1995. The following summarizes information on TR-Europe's Statement of Income, converted to U.S. Dollars using a weighted average exchange rate of $1.60 and $1.56, for the six month periods ended December 31, 1996 and 1995, respectively and a weighted average exchange rate of $1.60 and $1.54 for the three month periods ended December 31, 1996 and 1995, respectively.

                                     Three Months Ended                      Six Months Ended
                                     ------------------                      ----------------
                                December 31,       December 31,       December 31,      December 31,
                                    1996               1995               1996              1995
                                    ----               ----               ----              ----
Revenues                        $1,934,768         $1,344,463         $3,810,146         $3,066,084
Direct Costs                       896,268            647,106          1,802,786          1,570,285
                                   -------            -------          ---------          ---------
Gross Profit                     1,038,500            697,357          2,007,360          1,495,799
Operating Expenses                 946,906            673,805          1,880,775          1,323,597
                                   -------            -------          ---------          ---------
Income from operations              91,594             23,552            126,585            172,202
Income taxes                        34,806             16,927             50,634             58,549
                                    ------             ------             ------             ------
Net Income                         $56,788             $6,625            $75,951           $113,653
                                   =======             ======            =======           ========

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


PART II - MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS


Result of Operations - Second Quarter Fiscal 1997 as Compared to Second Quarter Fiscal 1996.

Statement of Income Data:
-------------------------
(Expressed as a percentage of revenues)        Three Months Ended December 31,
                                               -------------------------------
                                                 1996                  1995
                                                 ----                  ----
Revenues                                        100.0%               100.0%
Direct costs                                     50.4%                44.8%
                                                 -----                -----
   Gross profit                                  49.6%                55.2%
Operating expenses                               46.9%                52.8%
                                                 -----                -----
Income from operations                            2.7%                 2.4%
Interest expense                                  1.1%                 1.8%
Other income (expense), net                       0.3%                (0.3%)
                                                  ----                ------
Income before income taxes                        1.9%                  .3%
Provision for income taxes                         .7%                  .2%
                                                   ---                  ---
Net income                                        1.2%                  .1%
                                                  ====                  ===


Revenues for the second quarter of fiscal 1997 increased 17.8% or $1,023,250, versus the same quarter in the prior year, to $6,765,057. The Company experienced increased revenues in its Global Health Care, Total
Research/Quality Management and newly reorganized Strategic Marketing Services division (which includes the UK subsidiary). In addition, the increase in revenue is also the result of a full quarter of revenue earned from its Minneapolis office (acquired on November 27, 1995).

The Company's outlook for fiscal year 1997 is for steady improvement in operating results. Management believes that certain carry-over operating commitments from previous management and contractual obligations which included the completion of low-margin business has been completed as of December 31, 1996. In addition, the Company has replenished it's backlog with business sold at increased profit levels.

The Company defines backlog as the unearned portions of its existing contracts at each balance sheet date. The Company's backlog at December 31, 1996 was approximately $10,700,000 as compared to a backlog of approximately $9,600,000 at June 30, 1996 and approximately $8,000,000 at December 31, 1995. The amount of backlog at any time may not be indicative of intermediate or long-term trends in the Company's operations.

Direct costs for the second quarter of fiscal 1997 totaled $3,407,130, an increase of 32.4% or $832,928 versus the prior year's total of $2,574,202. As such, they were 50.4% of revenues, as compared to 44.8% of revenues in the prior year. This increase in direct costs as a percentage of revenues is the result of work finished during the quarter that was completed at profit levels that are not indicative of the Company's goals.

Operating expenses for the second quarter of fiscal 1997 totaled $3,175,467, an increase of 4.7% or $142,120 over the same quarter in the prior year. As such, they were 46.9% of revenues, as compared to 52.8% of revenues in the prior year. The reduction as a percentage of revenue is the result of the implementation of the Company's reorganization plan of July 1996, which was offset by a full quarter of operating expenses from its Minneapolis office, acquired on November 27, 1995.

Income from operations increased $48,202 to $182,460 during the second quarter of fiscal 1997, as compared to $134,258 during the second quarter of fiscal 1996, for all the reasons set forth herein.

The Company's interest expense decreased $27,746 in the second quarter of fiscal 1997 to $74,375, as compared to $102,121 in the second quarter of fiscal 1996, a result of reducing of the Company's debt by approximately $600,000 during the three month period.

Other income (expense) totaled $20,886 for the second quarter of fiscal 1997, an increase of $36,127 versus expense of ($15,241) during the second quarter of fiscal 1996. The other income largely consists of licensing income earned by the Company as the result of its licensing arrangement with TRAC in Argentina.

Income before taxes totaled $128,971 for the second quarter of fiscal 1997 versus $16,896 in the second quarter of fiscal 1996 for the reasons set forth above. The income tax provision for the second quarter of fiscal 1997 was $50,621, versus $9,993 for the second quarter of fiscal 1996 due to the increased earnings of the Company.

Net income for the second quarter of fiscal 1997 was $78,350, or $.01 per share, versus earnings of $6,903, or $.00 per share for the second quarter of fiscal 1996.

Result of Operations - Six Months Year to Date Fiscal 1996 as compared to Six Months Year to Date Fiscal 1995

Statement of Income Data:
(Expressed as a percentage of revenues)

                                                              Six Months Ended December 31,
                                                              -----------------------------
                                                       1996                                    1995
                                                       ----                                    ----
Revenues                                              100.0%                                  100.0%
Direct costs                                           50.2%                                   45.8%
                                                       -----                                   -----
Gross profit                                           49.8%                                   54.2%
Operating expenses                                     47.5%                                   49.5%
                                                       -----                                   -----
Income from operations                                  2.3%                                    4.7%
Interest expense                                        1.3%                                    1.7%
Other income (expense), net                             0.2%                                   (0.4)%
                                                        ----                                   -----
Income before income taxes                              1.2%                                    2.6%
Provision for income taxes                               .5%                                    1.0%
                                                         ---                                    ----
Net income                                               .7%                                    1.6%
                                                         ===                                    ====

Revenues for the first six months of fiscal 1997 increased 20.6% or $2,279,624 versus the same six months in the prior year, to $13,326,558. The Company experienced increasing revenues in its Global Health Care, Total Research/Quality Management and newly reorganized Strategic Marketing Services division (which includes the UK subsidiary). In addition, the increased revenue includes a full six months of revenue earned from its Minneapolis office acquired on November 27, 1995.

The Company defines backlog as the unearned portions of its existing contracts at each balance sheet date. The Company's backlog at December 31, 1996 was approximately $10,700,000 as compared to a backlog of approximately $9,600,000 at June 30, 1996 and approximately $8,000,000 at December 31, 1995. The amount of backlog at any time may not be indicative of intermediate or long-term trends in the Company's operations.

Direct costs increased 32.3% or $1,632,551 for the first six months of fiscal 1997 to $6,692,878 versus the prior year's six month total of $5,060,327. As such, they were 50.2% of revenues, as compared to 45.8% of revenues in the prior year. This increase in direct costs as a percentage of revenues is the result of work competed during the six months that was completed at profit levels that are not indicative of the Company's goals.

Operating expenses for the first six months of fiscal 1997 totaled $6,328,763 an increase of 15.8% or $861,289 over the first six months of fiscal 1996. As such, they were 47.5% of revenues, as compared to 49.5% of revenues in the prior year. The reduction as a percentage of revenue is mainly the result of the implementation of the Company's reorganization plan of July 1996, which was offset by a full quarter of operating costs from the Minneapolis office.

Income from operations decreased $214,216 to $304,914 during the first six months of fiscal 1997, as compared to $519,133 during the first six months of fiscal 1996, for all the reasons set forth herein.

The Company's interest expense decreased $16,663 in the first six months of fiscal 1997 to $167,515, as compared to $184,178, in the first six months of fiscal 1996, as a result of the reduction of corporate bank debt.

Other income (expense) totaled $25,349 for the fist six months of fiscal 1997, an increase of $70,590 versus expense of ($45,241) during the first six months of fiscal 1996, due primarily to the licensing income of approximately $25,000 earned by the Company as the result of its licensing arrangement with TRCA in Argentina.

Income before taxes totaled $162,751 for the first six months of fiscal 1997 versus $289,714 in the first six months of fiscal 1996 for the reasons set forth above.

The income tax provision for the first six months of fiscal 1997 was $62,444, versus $107,713 for the first six months of fiscal 1996 due to the decreased earnings of the Company.

Net income for the first six months of fiscal 1997 was $100,307, or $.01 per share, versus earnings of $182,001 or $.02 per share for the first six months of fiscal 1996.

Liquidity and Capital Resources

Working capital deficiency decreased to ($82,024), at December 31, 1996, from ($162,789) at June 30, 1996, and the current ratio increased to .99 from .98 at June 30, 1996. The increase in working capital is mostly attributable to the increased profitability of the Company.

Billings in excess of earnings (work invoiced before the work is completed) increased $2,382,728 at December 31, 1996 to $4,497,870, compared to $2,115,142 at June 30, 1996. As a percentage of current liabilities, billings in excess of earnings represented 47.5% at December 31, 1996 versus 26.1% at June 30, 1996 due to the Company's improved billings and collection procedures.

The Company's Notes Payable (both short term and long term) were approximately $2.76 million at December 31, 996, compared to $3.73 million at June 30, 1996. The reduction is the result of the Company's improving cash flow. Currently, the Company's US bank debt is the only term debt.

The agreement with Summit Bank contains restrictions, one of which requires the Company to maintain certain financial ratios. As of December 31, 1996, the Company has met these minimum ratios.

Cash totaled $1,050,261 at December 31, 1996 versus $4,201 at June 30, 1996. The increase in cash is the result of improved cash collections.

Net Accounts Receivable totaled $5,078,098 at December 31, 1996, compared to $4,166,486 at the June 30, 1996, for a net increase of $911,612. The increase in receivables is the result of an acceleration in the billing of clients and increasing business levels.

Costs and estimated earnings in excess of billings on uncompleted contracts totaled $1,299,573 at December 21, 1996, compared to $1,737,734 at June 30, 1996, for a net decrease of $438,161. The acceleration in the billing of clients as well as normal fluctuations in the billing cycle of work-in-progress accounted for this decrease.

Fixed assets at cost, less accumulated depreciation and amortization increased by $15,039 at December 31, 1996 to $2,245,244, compared to $2,230,205 at June
30, 1996, due primarily to furniture purchased for the newly renovated offices in Princeton. The Company funded the purchase of the furniture as part of the lease agreement it signed with its landlord in December 1995.

Capitalized Market Research Products, Net, decreased by $40,000 at December 31, 1996 to $264,449, compared to $304,449 at June 30, 1996. The decrease is the result of the amortization of its existing products. The Company is currently not developing any new products but plans to do so in the future.

Deferred Data Accumulation Costs, Net, decreased by $40,000 at December 31, 1996 to $307,436, compared to $347,436 at June 30, 1996. The fluctuation represents the fact that the Company is amortizing historical costs at a rate slightly higher than it incurs costs with its current product offerings.

Current portion of notes payable decreased by $674,363 at December 31, 1996 to $910,429, compared to $1,584,792 at June 30, 1996. The decrease is due to the reduction of the Company's bank debt by virtue of its improved financial situation.

Accounts payable increased by $40,294 at December 31, 1996 to $2,134,447, compared to $2,094,153 at June 30, 1996.

Federal and state income taxes payable increased $64,941 at December 31, 1996 to $151,244, compared to $86,303 at June 30, 1996, as a result of the increased earnings of the Company in the second quarter of fiscal 1997.

Notes payable decreased $292,000 at December 31, 1996 to $1,850,000, compared to $2,142,000 at June 30, 1996. The decrease is due to the paydown of the Company's term debt as per its agreement with Summit Bank.

PART II - OTHER INFORMATION

Item 1.          Legal Proceedings

                 There are no material legal actions, proceedings or litigations pending or threatened to the knowledge of the Company.

Item 2.          Changes in Securities

                 None

Item 3.          Defaults upon Senior Securities

                 None

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


                                TOTAL RESEARCH CORPORATION
                                --------------------------
                                       (Registrant)




                                BY: LORIN ZISSMAN,
                                CHIEF EXECUTIVE OFFICER



                                BY: ERIC ZISSMAN
                                CHIEF FINANCIAL OFFICER

Dated:  February 10, 1997