Form 10QSB
period 1997-03-31
TOTAL RESEARCH CORP
filed 1997-05-14
CIK 803058

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934 FOR THE QUARTERLY PERIOD ENDING MARCH 31, 1997

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

Commission File Number: 0-15692


                           TOTAL RESEARCH CORPORATION
                 (Name of small business issuer in its charter)

DELAWARE                                                        22-2072212
(State of other jurisdiction of
incorporation or organization)               (IRS Employer Identification No.)


                 Princeton Corporate Center, 5 Independence Way
                        Princeton, New Jersey 08543-5305
               (address of principal executive offices) (Zip Code)

Issuer's telephone number: 609-520-9100


Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
YES  X   NO
    ---     ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 13, 1997.

Common Stock, Par Value $.001                                    10,017,708
-----------------------------                                    ----------
       (Class)                                                   Outstanding


Transactional Small Business Disclosure Format (check one):  Yes     No  X
                                                                 ---    ---

FORM 10 QSB
PART I - FINANCIAL INFORMATION

                           TOTAL RESEARCH CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                          March 31,             June 30,
                                                                                            1997                  1996
                                                                                            ----                  ----
ASSETS                                                                                   (Unaudited)            (Audited)
Current assets
    Cash and cash equivalents                                                           $  2,947,718         $      4,201
    Accounts receivable, less allowance for doubtful accounts of $110,000
       at March 31, 1997 and $110,000 at June 30, 1996                                     4,511,138            4,166,486
    Costs and estimated earnings in excess of billings on uncompleted
       contracts                                                                           1,004,101            1,737,734
    Deferred taxes                                                                           482,478              482,478
    Income tax refund receivable                                                              12,266              850,000
    Other current assets                                                                     540,231              695,328
                                                                                        ------------         ------------
    Total current assets                                                                   9,497,932            7,936,227

    Fixed assets, less accumulated depreciation of $2,957,877 at
       March 31, 1997 and $2,691,011 at June 30, 1996                                      2,354,345            2,230,205
    Capitalized market research products, less accumulated amortization of
       $571,947 at March 31, 1997 and $511,947 at June 30, 1996                              244,449              304,449
    Deferred data accumulation costs, net of accumulated depreciation of
       $1,522,855 at March 31, 1997 and $1,450,300 at June 30, 1996                          287,436              347,436
    Goodwill, net of accumulated amortization of $204,024 at
       March 31, 1997 and $145,641 at June 30, 1996                                        1,733,929            1,792,312
Deferred taxes                                                                               296,082              290,640
Other assets                                                                                 189,975              253,282
                                                                                        ------------         ------------
Total assets                                                                            $ 14,604,148         $ 13,154,551
                                                                                        ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Current portion of notes payable                                                    $  1,017,328         $  1,584,792
    Accounts payable                                                                       2,094,912            2,094,153
    Accrued expenses and other current liabilities                                         1,764,316            1,702,126
    Accrued restructuring costs                                                              113,273              516,500
    Billings in excess of earnings                                                         4,701,386            2,115,142
    Income taxes payable                                                                     285,980               86,303
                                                                                        ------------         ------------
    Total current liabilities                                                              9,977,195            8,099,016

Long-term liabilities
    Notes payable                                                                          1,200,000            2,142,000
    Other long-term liabilities                                                              216,495               92,314
                                                                                        ------------         ------------

Total liabilities                                                                         11,393,690           10,333,330
                                                                                        ------------         ------------

Shareholders' equity
    Common stock-authorized 20,000,000 shares $.001 par value, 10,017,708 shares issued and outstanding at March 31, 1997 and 9,882,108 shares
       issued and outstanding at June 30, 1996                                                10,017                9,882
    Additional paid-in capital                                                             3,564,760            3,505,835
    Cumulative translation adjustment                                                        (80,648)             (90,685)
    Retained earnings (accumulated deficit)                                                 (283,671)            (603,811)
                                                                                        ------------         ------------
    Total shareholders' equity                                                             3,210,458            2,821,221
                                                                                        ------------         ------------

Total liabilities and shareholders' equity                                              $ 14,604,148         $ 13,154,551
                                                                                        ============         ============


               See notes to the consolidated financial statements.

                           TOTAL RESEARCH CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                 Three Months                             Nine Months
                                                Ended March 31,                          Ended March 31,
                                                ---------------                          ---------------
                                           1997                 1996                1997                 1996
                                           ----                 ----                ----                 ----

Revenues                              $  7,470,957         $  6,262,864         $ 20,797,515         $ 17,309,798
Direct costs                             3,782,370            2,864,450           10,475,248            7,924,777
                                      ------------         ------------         ------------         ------------

Gross Profit                             3,688,587            3,398,414           10,322,267            9,385,021

Operating Expenses                       3,299,297            3,292,398            9,628,060            8,759,872
                                      ------------         ------------         ------------         ------------

Income from Operations                     389,290              106,016              694,207              625,149

Interest Expense                           (34,423)            (110,425)            (201,938)            (294,603)
Other income (expense), net                   (298)               5,909               25,051              (39,332)
                                      ------------         ------------         ------------         ------------

Income before taxes                        354,569                1,500              517,320              291,214

Provision for income taxes                 134,736                  555              197,180              108,268
                                      ------------         ------------         ------------         ------------

Net income                            $    219,833         $        945         $    320,140         $    182,946
                                      ============         ============         ============         ============

Earnings per share                    $       0.02         $       0.00         $       0.03         $       0.02

Weighted average common shares          10,324,065           10,300,176           10,311,955           10,132,885
     outstanding



               See notes to the consolidated financial statements.

                           TOTAL RESEARCH CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       Mar. 31,            Mar. 31,
                                                                                         1997                1996
                                                                                         ----                ----
Cash Flows from operating activities

Net Income                                                                           $   320,140         $   182,946

Adjustments to reconcile net income to cash provided by operating activities
   Depreciation                                                                          670,806             649,990
   Amortization                                                                          110,383             138,415
   Accretion of warrants                                                                   8,000              12,000
   Adjustment for foreign currency translation                                            10,037              40,768

(Increase) decrease in assets
   Accounts receivable                                                                  (344,652)           (221,208)
   Cost and estimated earnings in excess of billings on uncompleted contracts            733,633            (346,240)
   Other assets                                                                        1,050,697            (213,735)

Increase (decrease) in liabilities
   Accounts payable                                                                          759             101,949
   Accrued expenses                                                                     (341,038)           (416,531)
   Billings in excess of earnings                                                      2,586,244             399,519
   Income taxes payable                                                                  199,677             (50,670)
   Other long term liabilities                                                           124,181            (145,410)
                                                                                     -----------         -----------
   Net cash provided by operating activities                                           5,128,867             131,793

Cash flows from investing activities:
   Purchase of equipment                                                                (602,326)           (623,620)
   Acquisition of certain assets of Carlson net of cash acquired                              --            (286,965)
   Cash expended for capitalized market research products                                     --            (140,030)
   Deferred data accumulation costs                                                     (132,620)           (403,797)
                                                                                     -----------         -----------
   Net cash used by investing activities                                                (734,946)         (1,454,413)

Cash flows from financing activities:
   Repayment of debt/net                                                              (1,509,464)          1,177,209
   Payment under capital lease obligations, net                                               --              44,172
   Proceeds from issuance of common stock                                                 59,060              35,462
                                                                                     -----------         -----------
   Net cash provided by (used in) financing activities                                (1,450,404)          1,256,843

Net increase (decrease) in cash and cash equivalents                                   2,943,517             (65,777)
   Cash and cash equivalents at beginning of period                                        4,201             128,071
                                                                                     -----------         -----------
   Cash and cash equivalents at end of period                                        $ 2,947,718         $    62,294
                                                                                     ===========         ===========

                           TOTAL RESEARCH CORPORATION

                          Notes to Financial Statements

                             March 31, 1997 and 1996


Note 1 - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended June 30, 1997.


Note 2 - Presentation of European Subsidiary - TR-Europe


The summary of financial information, set forth below should be read in conjunction with the consolidated financial statements as of and for the period ended March 31, 1997 and March 31, 1996. The following summarizes information on TR-Europe's Statement of Income, converted to U.S. Dollars using a weighted average exchange rate of $1.60 and $1.54, for the nine month periods ended March 31, 1997 and 1996, respectively and a weighted average exchange rate of $1.60 and $1.53 for the three month periods ended March 31, 1997 and 1996, respectively.

                              Three Months Ended            Nine Months Ended
                         --------------------------      --------------------------
                          March 31,       March 31,      March 31,       March 31,
                            1997            1996           1997            1996
                         ----------      ----------      ----------      ----------
Revenues                 $2,203,325      $1,457,219      $6,013,471      $4,523,303
Direct Costs              1,119,979         681,456       2,922,765       2,251,741
                         ----------      ----------      ----------      ----------
Gross Profit              1,083,346         775,763       3,090,706       2,271,562
Operating Expenses          929,002         735,349       2,809,777       2,118,946
                         ----------      ----------      ----------      ----------
Income from Operations      154,344          40,414         280,929         152,616
Income Taxes                 67,200          11,316         117,834          42,733
                         ----------      ----------      ----------      ----------
Net Income               $   87,144      $   29,098      $  163,095      $  109,883
                         ==========      ==========      ==========      ==========

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



Result of Operations - Third Quarter Fiscal 1997 as Compared to Third Quarter Fiscal 1996.

Statement of Income Data:
(Expressed as a percentage of revenues)

                                       Three Months Ended
                                       ------------------
                                            March 31,
                                            ---------
                                      1997            1996
                                      ----            ----

Revenues                              100.0%          100.0%
Direct costs                           50.6%           45.7%
                                     ------          ------
Gross profit                           49.4%           54.3%
Operating expenses                     44.2%           52.6%
                                     ------          ------
Income from operations                  5.2%            1.7%
Interest expense                        (.5%)          (1.7%)
Other income (expense), net               0%            0.1%
                                     ------          ------
Income before income taxes              4.7%             .1%
Provision for income taxes              1.8%            0.0%
                                     ------          ------
Net income                              2.9%             .1%

Revenues for the third quarter of fiscal 1997 increased 19.3% or $1,208,093 versus the same quarter in the prior year, to $7,470,957. The Company experienced increasing revenues in its Total Research/Quality Management, Global Health Care and newly formed Strategic Marketing Services (which includes its UK subsidiary) divisions. The Company's Regional Offices division revenues were at last year's level.

The Company defines backlog as the unearned portions of its existing contracts at each balance sheet date. The Company's backlog at March 31, 1997 was approximately $13,200,000 as compared to a backlog of approximately $9,600,000 at June 30, 1996 and approximately $9,500,000 at March 31, 1996. The amount of backlog at any time may not be indicative of intermediate or long-term trends in the Company's operations.

Direct costs for the third quarter of fiscal 1997 totaled $3,782,370, an increase of 32.0% or $917,920 versus the prior year's total of $2,864,450. As such, they were 50.6% of revenues, as compared to 45.7% of revenues in the prior year. This increase in direct costs as a percentage of revenues is the result of the Company's overall change in the mix of work it performed during the third quarter of fiscal 1997 versus the third quarter of fiscal 1996. In the third quarter of fiscal 1997 the Company delivered a greater percentage of quantitative and international business, which is typically completed by subcontracting the data collection phase of the project, and, therefore, generates lower gross margins as compared to the equivalent quarter in fiscal 1996.

Operating expenses for the third quarter of fiscal 1997 totaled $3,299,297, an increase of .2% or $6,899 over the same quarter in the prior year. As such, they were 44.2% of revenues, as compared to 52.6% of revenues in the prior year. The decrease in operating costs as a percentage of revenue is the result of the cost cuts made during the reorganization last summer as well as prudent controls over additional administrative spending. Expressed as a percentage of gross profit, operating expenses decreased to 89.4% of gross profit in the third quarter of fiscal 1997, versus 96.9% in the third quarter of fiscal 1996.

Income from operations increased $283,274 to $389,290 during the third quarter of fiscal 1997, as compared to $106,016 during the third quarter of fiscal 1996, for all the reasons set forth herein.

The Company's interest expenses decreased $76,002 in the third quarter of fiscal 1997 to $34,423, as compared to $110,425 in the third quarter of fiscal 1996. The reduction of bank debt by approximately $1,500,000 over the past nine months represents the reason for the significant reduction during the period.

Other income (expense) totaled ($298) for the third quarter of fiscal 1997, a decrease of $6,207 versus income of $5,909 during the third quarter of fiscal 1996. The normal fluctuations of the business accounted for the difference from period to period.

Income before taxes totaled $354,569 for the third quarter of fiscal 1997 versus $1,500 in the third quarter of fiscal 1996 for the reasons set forth above. The income tax provision for the third quarter of fiscal 1997 was $134,736, versus $555 for the third quarter of fiscal 1996 due to the increased earnings of the Company.

Net income for the third quarter of fiscal 1997 was $219,833, or $.02 per share, versus earnings of $945, or $.00 per share for the third quarter of fiscal 1996.

Result of Operations - Nine Months Year to Date Fiscal 1997 as compared to Nine Months Year to Date Fiscal 1996

Statement of Income Data:
(Expressed as a percentage of revenues)

                                        Nine Months Ended
                                        -----------------
                                            March 31,
                                            ---------
                                      1997            1996
                                      ----            ----

Revenues                              100.0%          100.0%
Direct costs                           50.4%           45.8%
                                     ------          ------
   Gross profit                        49.6%           54.2%
Operating expenses                     46.3%           50.7%
                                     ------          ------
Income from operations                  3.3%            3.5%
Interest expense                        (.9%)          (1.7%)
Other income (expense), net              .1%            0.0%
                                     ------          ------
Income before income taxes              2.5%            1.8%
Provision for income taxes               .9%             .7%
                                     ------          ------
Net income                              1.6%            1.1%


Revenues for the first nine months of fiscal 1997 increased 20.1% or $3,487,717 versus the same nine months in the prior year, to $20,797,515. The Company experienced increasing revenues in its Global Health Care, Total Research/Quality Management and newly reorganized Strategic Marketing Services division (which includes the UK subsidiary). In addition, the revenue increased as a result of including a full nine months of revenue earned from its Minneapolis office which was acquired on November 27, 1995.

The Company defines backlog as the unearned portions of its existing contracts at each balance sheet date. The Company's backlog at March 31, 1997 was approximately $13,200,000 as compared to a backlog of approximately $9,600,000 at June 30, 1996 and approximately $9,500,000 at March 31, 1996. The amount of backlog at any time may not be indicative of intermediate or long-term trends in the Company's operations.

Direct costs increased 32.2% or $2,550,417 for the first nine months of fiscal 1997 to $10,475,248 versus the prior year's nine month total of $7,924,777. As such, they were 50.4% of revenues, as compared to 45.8% of revenues in the prior year. This increase in direct costs as a percentage of revenues is the result of the Company's overall change in the mix of work it performed during the first nine months of fiscal 1997 versus the first nine months of fiscal 1996. The Company delivered a much greater percentage of quantitative and international business during the first nine months of fiscal 1997, which typically includes substantial out-of-pocket expenses for data collection versus qualitative business, which is typically more labor intensive and, therefore, generates higher gross margins.

Operating expenses for the first nine months of fiscal 1997 totaled $9,628,060, an increase of 9.9% or $868,188 over the first nine months of fiscal 1997. Expressed as a percent of revenue, operating expenses decreased to 46.3% of revenue in the first nine months of fiscal 1997, versus 50.7% in the first nine months of fiscal 1996. The decrease in operating costs as a percentage of revenue is the result of the cost cuts made during the reorganization last summer as well as prudent controls over additional administrative spending. Expressed as a percentage of gross profit, operating expenses remained at 93.3% for the first nine months of fiscal 1997 and fiscal 1996.

Income from operations increased $69,058 to $694,207 during the first nine months of fiscal 1997, as compared to $625,149 during the first nine months of fiscal 1996, for all the reasons set forth herein.

The Company's interest expense decreased $92,665 in the first nine months of fiscal 1997 to $201,938, as compared to $294,603 in the first nine months of fiscal 1996, as a result of the reduction of corporate bank debt by approximately $1,500,000.

Other income (expense) totaled $ 25,051 for the first nine months of fiscal 1997, an increase of $64,383 versus expense of ($39,332) during the first nine months of fiscal 1996, due primarily to the licensing income of approximately $25,000 earned by the Company as the result of its licensing arrangement with TRCA in Argentina.

Income before taxes increased to $517,320 for the first nine months of fiscal 1997 versus $291,214 in the first nine months of fiscal 1996 for the reasons set forth above.

The income tax provision for the first nine months of fiscal 1997 was $197,180, versus $108,268 for the first nine months of fiscal 1996 due to the increased earnings of the Company.

Net income for the first nine months of fiscal 1997 was $320,140, or $.03 per share, versus earnings of $182,946 or $.02 per share for the first nine months of fiscal 1996.

Liquidity and Capital Resources

Although Cash and Cash Equivalents was $2,947,718 at March 31, 1997 from $4,201 at June 30, 1996 working capital (which is defined as total current assets less total current liabilities) decreased to ($479,262), at March 31, 1997 from ($162,789) at June 30, 1996, and the current ratio decreased to .95 from .98 at June 30, 1996. The decrease in working capital is the result of the increasing pre-billings of its clients. Billings in excess of earnings (the amount the Company has pre-billed its clients) has increased to $4.7 million from $2.1 million at June 30, 1996. Expressed as a percentage of total current liabilities, Billings in excess of earnings increased to 47.1% of current liabilities versus 26.1% as June 30, 1996. During the nine month period the Company generated over $5 million dollars from operating activities.

The structure of the Company's Notes payable was $1.2 million long-term and $1.02 million short-term. The short-term debt consists of term debt with Summit Bank of $600,000 and a revolving line of credit with Coutt's and Co. (its UK subsidiary's credit facility) of $417,328. During this period the Company paid down its term debt with Summit Bank by $500,000 upon receiving its IRS refund as part of an agreement made with the bank. The Company's line of credit with Summit Bank, which was up for renewal at March 31, 1997, has been extended for sixty days. The Company expects to renew its agreement with Summit Bank.

The financial covenants with Summit Bank have been amended which include financial ratios of tangible net worth, total liabilities to tangible net worth, debt service coverage ratio, and quick ratio. As of March 31, 1997, the Company has met these minimum ratios.

The Company also has a bank overdraft facility of L300,000 with Coutt's & Co in London, England. This facility is charged at a rate of 3% above the UK Base Rate. At March 31, 1997, the bank borrowings were at L260,830 (approximately US $417,328) and the UK Base Rate was 6.75%.

Cash and temporary cash investments totaled $2,947,718 at March 31, 1997 versus $4,201 at June 30, 1996, The significant increase is the result of a few factors. The Company received the majority of the $850,000 tax refund in early January 1997. In addition, the Company has improved its ability to bill and collect cash from its clients.

Net Accounts Receivable totaled $4,511,138 at March 31, 1997, compared to $4,166,486 at the June 30, 1996, for a net increase of $344,652. The increase in receivables is the mainly the result of the increasing business of the Company.

Costs and estimated earnings in excess of billings on uncompleted contracts totaled $1,004,101 at March 31, 1997, compared to $1,737,734 at June 30,1996, for a net decrease of $733,633. The Company's improvement in its billing process accounts for the majority of this increase.

Fixed assets at cost, less accumulated depreciation and amortization increased by $124,140 at March 31, 1997 to $2,354,345, compared to $2,230,205 at June 30,
1996, due primarily to the office furnishings purchased for its redesigned offices at its Princeton headquarters. The office furnishings were funded as part of the lease agreement it signed with its landlord in December 1995.

Capitalized Market Research Products, decreased by $60,000 at March 31, 1997 to $244,449, compared to $304,449 at June 30, 1996. The decrease is the result of the amortization of its existing products. The Company is currently not developing any new products but plans to do so in the near future.

Deferred Data Accumulation Costs decreased by $60,000 at March 31, 1997 to $287,436, compared to $347,436 at June 30, 1996. The relatively small fluctuation represents the fact the Company is amortizing historical costs at a rate just above the rate that they are incurring current data collection costs.

Current portion of notes payable decreased by $567,464 at March 31, 1997 to $1,017,328, compared to $1,584,792 at June 30, 1996. The decrease is due to the Company completely reducing its revolving line of credit with Summit Bank.

Accounts payable and accrued expenses decreased by $340,278 at March 31, 1997 to $3,972,501, compared to $4,312,779 at June 30, 1996. The decrease is the result of reducing operating costs and the reduction of the accrued severance charges incurred in fiscal 1996.

Billings in excess of earnings increased $2,586,244 at March 31, 1997 to $4,701,386, compared to $2,115,142 at June 30, 1996. The increase is due generally to the improvement of the billing process.

Federal and state income taxes payable increased $199,677 at March 31, 1997 to $285,980, compared to $86,303 at June 30, 1996, as a result of the increased earnings of the Company .

Long-term notes payable decreased $942,000 at March 31, 1997 to $1,200,000, compared to $2,142,000 at June 30, 1996. The decrease is the result of a pre-payment to Summit Bank of $500,000 per its loan agreement signed in October, 1996 as well as the normal payments made to the Summit Bank for its bank term debt.

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

                                          TOTAL RESEARCH CORPORATION
                                          --------------------------
                                                 (Registrant)

                                            /s/ Lorin Zissman
                                       ---------------------------------
                                       BY:  LORIN ZISSMAN, CHAIRMAN
                                            AND CHIEF EXECUTIVE OFFICER


                                            /s/ Eric Zissman
                                       ---------------------------------
                                       BY:  ERIC ZISSMAN,
                                            CHIEF FINANCIAL OFFICER

Dated: May 13, 1997