Form 10KSB
period 1997-06-30
TOTAL RESEARCH CORP
filed 1997-09-29
CIK 803058

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-KSB


[X] Annual Report Pursuant To Section 13 or 15 (d) of the Securities Exchange Act of 1934 (Fee required) for the Fiscal Year Ended June 30, 1997

Commission File Number:  0-15692


                           TOTAL RESEARCH CORPORATION
               (Exact name of Registrant as specified in Charter)

                     Delaware                                  22-2072212
(State or other jurisdiction of incorporation                 (IRS Employer
or organization)                                          Identification Number)

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

                                    YES X NO

The aggregate market value of the voting stock of the registrant held by non-affiliates as of September 16, 1997 was approximately $17,000,000 based on the average bid and asked prices for such Common Stock as reported on the NASDAQ system.

The number of shares of Common Stock outstanding as of September 16, 1997 was 10,056,134.

Documents incorporated by reference:  None

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

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

In 1994, the Company acquired Business Marketing Services, Ltd., a marketing research company based in London, England.

In 1995, the Company acquired the market research division of the Carlson Companies, an organization based in Minneapolis, Minnesota.


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


INDUSTRY BACKGROUND

The market research industry is composed of a diverse group of marketing, advertising, public opinion, and product development and positioning research organizations that gather, process and analyze information. They obtain and measure respondents' reactions and behavior concerning products and services, promotions, pricing and distribution.

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

The development of a custom-designed study, as conducted by the Company, involves a number of specific steps. The development of a proposal for a research project begins with the formulation of study objectives. In a single-client study, study objectives typically originate with the client, although the Company typically assists in refining the objectives. Study design includes selecting the universe of respondents to be studied and the sampling techniques to be employed, establishing the information required, and deciding the methods of statistical analysis and means of reporting.

The Company then begins the process of collecting, processing, and analyzing data. The Company develops a database for each quantitative study it conducts. Because of its extensive in-house facilities, the Company can readily provide the client with several means of accessing this database, including storage media from which the client can manipulate the data using software developed by the Company.

The average base price of a custom-designed, single client study in fiscal 1997 was approximately $50,000. The time to complete such a study generally ranges from 8 to 12 weeks, although studies involving ongoing data collection generally require monthly or quarterly interim reporting.

Proprietary Packages: Based on its experience in conducting custom-designed, single-client studies using statistical methodologies, the Company has been able to identify certain marketing issues frequently encountered by clients in a broad range of industries. In response, the Company has developed standardized packages to address these marketing issues.

The standardized packages are software which embed proprietary combinations of various advanced statistical methodologies and algorithms that permit a client's marketing management to compose and alter, on an ongoing basis, various scenarios designed to explain and predict consumer behavior and product sales levels. The design of the software allows the Company to tailor the study and report to the needs of the individual client. The client may receive information in the form of written reports, company presentations or by delivery of the database and a customer version of the relevant proprietary software. The use of standardized packages decreases the Company's cost of designing and implementing a study for a potential client.

The Company's standardized packages include:

         - Price Elasticity Measurement System ("PEMS(R)") permits the evaluation of pricing strategies for different products and services. PEMS is designed to enable the client to predict sales of products and services under a broad range of possible competitive pricing scenarios.

         - Component Assessment ("COMPASS(TM)") is designed to enable clients to analyze the structure of a competitive market and to determine the effect that individual product attributes have on a customer's purchase decision. This package can be utilized in developing products or selecting attributes for advertising messages for specific markets.

         - Predictive Segmentation(R) is a technology that enables marketers to identify the various segments and or sub-markets of individual products and to differentiate the demands of each segment. Predictive Segmentation is particularly powerful as it combines demographic and usage and attitude factors in determining the optimal segmentation.

         - Total Research Bias Correction(TM) (TRBC(TM)) is a technology that enables marketers to improve the accuracy and value of any research by reducing fundamental sources of bias, error, and distortion in market research data. This results in a better understanding of marketing behavior and substantial improvement of the predictive accuracy and value of market research.

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

EQUITREND(R): This product provides strategic guidance to improve brand equity. Brand equity is defined as the inherent value in a particular brand name of product or service, resulting from consumer experiences with, and perceptions of, the brand. As such, it is based on actual usage, as well as the expectations created by advertising, publicity, word-of-mouth, packaging, etc., and is best measured as perceived quality.

Because of the nature of the data EQUITREND provides, subscribers tend to contract for additional projects to provide further in-depth analysis or explore other aspects of their brands' marketing. EQUITREND is highly compatible with other proprietary technologies offered by the Company. To date, over 110 U.S. corporations have invested in information through EQUITREND.

Other Products/Services:

CUSTOMER LOYALTY MANAGEMENT:

The Total Research Customer Loyalty Management Process was designed to provide clients with a systematic means of improving its operating results and marketplace performance through effective use of information from customers and employees. The process provides clients with:


- The ability to set priorities and allocate resources to optimize both customer loyalty and organizational performance

-     Insight into their competitive positions

- Identification of the attributes that can set their organizations' apart from competitors by delivering superior value to customers

- Opportunities for service and product innovations, beyond those currently offered

-     Tailored strategies for high-potential market segments

- An action plan for implementation that reflects prioritized customer requirements, internal resources and industry environment

-     A proven means to evaluate the success of improvement initiatives

A typical Total Research Customer Loyalty Management Process is made up of the following five distinct phases:

1. OBJECTIVES AND COMMUNICATIONS DEVELOPMENT ensures organizational agreement and alignment on purposes and applications of the research by means of individual and group discussions with key management personnel. During this phase the Company will develop a plan to communicate with employees and customers throughout the process.

2. DISCOVERY uses qualitative techniques with employees and customers to identify their perceptions of important attributes of satisfaction, value and loyalty.

3. PERFORMANCE ASSESSMENT quantitatively measures customer perceptions of relative importance and competitive performance in areas affecting satisfaction, value, loyalty, and share of business.

4. ACTION PLANNING incorporates customer requirements for satisfaction and value into the quality and process improvement activities of the organization through the use of a wide range of tools, techniques and communications which support process improvement teams.

5. SUCCESS MEASUREMENT provides the ongoing quantitative measurement necessary to determine improvement progress against Performance Assessment baseline data. Linkage of internal and external performance to organizational results is the goal. Qualitative monitoring is conducted to identify emerging issues.

Due to the specific experience required to address Customer Loyalty Management research, the unit is organized as a division of the Company. The Division enjoys a series of relationships and alliances with several prominent consulting organizations, with expertise in specific industries and consulting technologies, which constitute complimentary capabilities to those of the Division staff. Members of the Division are frequently asked to speak at outside conferences and seminars.

STUDY IMPLEMENTATION

The Company gathers information for its research projects in a variety of ways, including telephone and personal interviews, focus groups, mail surveys, content analysis of various types of communications, store audits and product-use tests. The Company operates two telephone data collection centers in Tampa, Florida and London, England. Both the Tampa and London facility have 80 fully computerized interviewing stations. The Company has its own focus group facilities and has access to other focus group facilities in major metropolitan areas. Focus groups provide qualitative information through structured, in-depth discussions in a controlled environment. The Company's Princeton focus group facility is fully equipped with audio-visual equipment. In addition, the Company has developed a nationwide network of several hundred independent field service organizations to conduct personal interviews.

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

CLIENTS

The Company has directed its marketing efforts toward companies and institutions with sophisticated and comprehensive statistical research and marketing information needs. In fiscal 1997, approximately 81 percent of the Company's full-service clients were among the 500 largest commercial and financial companies in the United States and their equivalents internationally. The Company currently serves approximately 210 commercial clients and several government agencies. During fiscal 1997, approximately 74 percent of the dollar value of contracts from full service clients were from recurring research projects. For the fiscal years ended June 30, 1997, June 30, 1996 and June 30, 1995, the Company had no single client that contributed revenues of greater than 10 percent.

                                           Fiscal Year Ended June 30,
                                        ---------------------------------
Industry                                1997          1996           1995         Representative Clients
--------                                ----          ----           ----         ----------------------
Health Care                              32.0%         28.6%          25.3%       Bristol-Myers Squibb, Amgen,
                                                                                  Genentech, Roche, Pfizer,
                                                                                  Abbott, Merck, SmithKline
                                                                                  Beecham, Ortho-McNeil, Eli
                                                                                  Lilly, Novartis

Telecommunications/
 Information Systems                     24.5          28.9           23.8        AT&T, IBM, Motorola,
                                                                                  Compaq, Hewlett Packard,
                                                                                  DEC, Sprint, Bell Atlantic, US
                                                                                  West, Microsoft

Manufacturing/Industrial                 11.1           7.2           14.8        FMC, Monsanto, Masonite,
                                                                                  Dow Chemical, Dow Corning,
                                                                                  DuPont

Consumer Products                        10.9          10.4           13.1        Bausch & Lomb, 3M,  Black
                                                                                  & Decker, Michelin, Eastman
                                                                                  Kodak

Financial Services                        7.4          13.8           10.8        Merrill Lynch, Prudential,
                                                                                  Fidelity Investments,  Alliance
                                                                                  & Leicester

Other                                    14.1          11.1           12.2        Mercedes-Benz, Mobil, BP Oil,
                                        -----         -----          -----          Ryder, USPS

Totals                                  100.0%        100.0%         100.0%
                                        =====         =====          =====

LICENSING

In August 1992, the Company entered into an agreement with Paradigma, s.a. of Buenos Aires, Argentina, to license its products and the name "Total Research Argentina." In May 1995, the Company renewed its agreement and alliance with TRCA through April 30, 1998. The Company has given TRCA the right to represent the Company in Argentina and to market the Company's proprietary products.

In consideration for the use of the name Total Research and its products, TRCA will pay the Company royalties based on the gross TRCA revenues. For fiscal 1997 and fiscal 1996, TRCA's royalty obligations to the Company were approximately $50,000 and $71,700 respectively. The Company has also been granted the irrevocable option to acquire 25 percent of TRCA in exchange for $2,500 up to and including April 30, 1998; the Company had not exercised these options as of June 30, 1997.

INTERNATIONAL OPERATIONS

A significant percentage of projects that the Company carries out for its clients involved conducting marketing research internationally. As a result, the Company has carried out projects in over 50 countries including most European countries, throughout South America, Canada and Mexico, China, Japan, Australia, India and other countries. To do this, the Company has developed a network of working relationships in key locations around the world with research firms which it can depend on to provide quality support.

In May of 1996, the Company announced a strategic alliance with Asia Market Intelligence, (AMI), the largest independent marketing services firm in Asia. This alliance enables the Company to offer full, comprehensive service for the Asia component of global studies that it undertakes for such clients as Hewlett-Packard, IBM, and Motorola.

ACQUISITION OF BUSINESS MARKETING SERVICES

Effective July 1, 1994, the Company's wholly owned subsidiary, Total Research, Ltd.("TR-UK") acquired BMS through a purchase of assets. The full management team and research staff joined Total Research as part of the acquisition, and the new subsidiary now conducts business under the name of Total Research Corporation in Europe.

The Company enjoys a strong position in the European research market and a strong franchise in the most rapidly growing segment of the European research market, that of pan-European (multi-country) research projects for major international companies. Total Research - Europe has substantial experience in both business-to-business and consumer research throughout Europe: it markets several multi-client products as well as continues to grow its health care practice.

The Company's UK operations maintains a pool of interviewers who are European nationals living in London, giving it the capability to conduct interviews in the native languages of a wide variety of European countries. Operationally, clients have one single, English-speaking point of contact which can provide project updates, consistent translations, and multi-cultural analysis of research results. This facilitates the development of stronger relationships with major multi-national companies that conduct sophisticated marketing research projects worldwide.

ACQUISITION OF CARLSON RESEARCH COMPANY

In November of 1995, the Company acquired Carlson Research Company of Minneapolis, Minnesota. As part of the terms of the acquisition, Total Research entered into a strategic alliance with the Carlson Marketing Group to mutually develop and service business. Revenues attributed to Carlson for June 30, 1997 and June 30, 1996 were approximately $2,650,000 and $1,300,000, respectively.

BACKLOG

The Company's backlog at June 30, 1997, was approximately $12,000,000 as compared to approximately $9,600,000 as of June 30, 1996 and approximately $7,300,000 as of June 30, 1995. The Company defines backlog as the unearned portions of its existing contracts. The amount of backlog at any time may not be indicative of intermediate or long-term trends in the Company's operations. The increase from year to year can be attributed the continuing increase in business serviced in the United States and United Kingdom.

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

COMPETITION

The market research industry is highly competitive and is characterized by a large number of relatively small organizations and a limited number of large full-service organizations, many of which are believed to have financial resources greater than those of the Company. Although the Company is not one of the largest providers of general market research, management believes that it is currently one of the leading providers of market research and analysis services using advanced statistical techniques. In 1996, Total Research was listed as one of the 50 largest companies in the marketing research industry by Marketing News. The Company's primary competitors include: Burke Marketing Services, Inc.; M/A/R/C, Inc.; Migilari/Kalpin; Market Facts, Inc.; National Analysts; and Walker Research Incorporated.

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

EMPLOYEES

As of June 30, 1997, the Company employed 190 full-time employees. The Company uses approximately 250 part-time, hourly employees for data gathering and processing purposes. All employees are non union. The Company believes that it maintains a positive relationship with its employees.

ITEM 2. DESCRIPTION OF PROPERTY

The Company's headquarters and principal U.S. operating facility is located in Princeton, New Jersey. As of June 30, 1997, the Company was leasing approximately 48,663 square feet of office space for its Princeton operations; the lease expires June 30, 2006. The Company leases a total of 7,559 square feet for its Tampa, Florida office; the lease is currently under negotiation for renewal. The Company leases a total of 1,926 square feet for its Chicago, Illinois office; the lease expires on December 31, 1998. The Company leases 2,400 square feet for its Poughkeepsie, New York office; the lease expires on June 30, 2000. The Company leases 4,800 square feet for its Chiswick, London office space; the lease expires October 31, 2003 with a tenant break clause at October 31, 1998. The Company leases approximately 6,000 square feet for its Acton, London data collection facility; the lease expires on March 31, 1999. The Company leases a total of 6,083 square feet for its Minneapolis, Minnesota office; the lease expires April 30, 2001.

The Company has recently negotiated to sub-lease approximately 20,000 square feet of space in its Princeton offices.

ITEM 3.  LEGAL PROCEEDINGS

As of June 30, 1997 there were no material legal actions, proceedings, or litigation pending at that time, or, to the knowledge of the Company, threatened, to which the property of the Company was subject, or to which the Company was a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual General Meeting of shareholders was held on may 13, 1997 at the Company's headquarters in Princeton, New Jersey. The following were the propositions considered and the votes cast:

1. To elect the slate of directors, as proposed by management (Lorin Zissman, Hugh J. Devine, William N. Levy, J. Edward Shrawder, Anthony Galli, Albert Angrisani, Roger Thomas).

                  For                         8,057,663
                  Against                        41,551
                  Abstentions                         0

2. To confirm the appointment of Amper, Politziner & Mattia as auditors to the Company.

                  For                         7,916,466
                  Against                        44,428
                  Abstentions                    56,690

3. Proposal to increase the options with respect to the 1995 Stock Incentive Plan (950,000 shares)

                  For                         7,146,439
                  Against                       781,005
                  Abstentions                    90,140

                                     PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The high-and low-bid prices of the Company's Common Stock, as reported by NASDAQ for the Company's quarters from fiscal 1994 to date were as follows:

                        1ST QUARTER               2ND QUARTER              3RD QUARTER                 4TH QUARTER
                     -------------------      --------------------      -------------------       --------------------
                      High         Low          High         Low          High        Low          High          Low
Fiscal 1994
  Common Stock       $ .844       $ .531       $1.160       $ .656       $1.530       $ .813       $1.250       $ .875


Fiscal 1995
  Common Stock       $1.031       $ .656       $ .875       $ .656       $2.813       $ .781       $2.438       $1.719


Fiscal 1996
  Common Stock       $2.563       $1.750       $1.688       $1.438       $1.188       $ .938       $1.688       $1.375


Fiscal 1997
  Common Stock       $1.438       $ .875       $1.000       $ .625       $1.250       $0.813       $1.281       $ .813

The high and low bid and asked prices of Registrant's Common Stock on September 16, 1997 were $1.688 and $1.625, respectively.

The above listed quotes reflect inter-dealer prices without retail mark-up, mark-down or commissions and are not necessarily representative of actual transactions or of the true value of the Common Stock.

As of September 16, 1997, the Company had 572 shareholders of record of its Common Stock. However, the Company has reason to believe that its total shareholders number in excess of 1,800. The Company has never declared a dividend and does not plan to do so in the near future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(A)     LIQUIDITY AND CAPITAL RESOURCES

During the end of fiscal 1996, Management established a committee to review and improve the Company's operations. One of its key recommendations was to improve the control and management of cash. As a result, the Company generated almost $5.0 million in cash from operations during fiscal 1997. The cash was used to:

- Repay over $3.5 million of its bank debt (leaving just over $200,000 from its UK subsidiary)

-     Paydown capital leases of approximately $100,000

-     Deposit almost $700,000 in its operating accounts

At June 30, 1997, the Company had a working capital deficiency of ($1,150,722), a decrease of $987,933 from June 30, 1996, and the current ratio dropped to .87 from .98 at the same point in time. This was the result of management utilizing cash to pay off bank term debt in advance. This enabled the company to increase its financial flexibility.

On June 30, 1997, the Company renegotiated its agreement with Summit Bank (formerly the United Jersey Bank of Princeton, New Jersey, "the Bank"). The Agreement has been amended as follows:

- A one year $2.5 million revolving line of credit at a variable interest rate based on certain financial ratios. As of June 30, 1997, the rate is prime plus one-half percent. As of June 30, 1997, the Company was in compliance with all of the financial ratios and has not borrowed against this line.

- A three year $500,000 term line, secured by equipment, furniture and fixtures at an interest rate based on certain financial ratios. As of June 30, 1997, the rate is prime plus one-half percent. As of June 30, 1997, the Company has not borrowed against this line.

In addition to the Summit Bank agreement discussed above, the Company has a bank overdraft facility of pound sterling 300,000 with Coutts & Co in London, UK. The borrowings against this facility are charged at a rate of 3 percent above the UK Base Rate. At June 30, 1997, the borrowings were at pound sterling 129,262 (approximately U.S. $214,575) and the UK Base Rate was 6.75 percent. The Company believes that its current sources of liquidity and capital resources will be sufficient to fund its long-term obligations and working capital needs for the foreseeable future.

Net Accounts Receivable totaled $5,101,596 at June 30, 1997, compared to $4,166,486 at the prior year-end, for a net increase of $935,110. The increase in receivables is primarily the result of the Company's increasing business.

Costs and estimated earnings in excess of billings on uncompleted contracts totaled $1,240,852 at June 30, 1997, compared to $1,737,734 at the prior year-end, for a net decrease of $496,882. This decrease is the result of normal fluctuations in the business from period to period.

Current and long-term deferred tax assets decreased by $262,338 from $773,118 in fiscal year 1996 to $510,780 in fiscal year 1997. Based on the Company's expected earnings for the future, management has determined that the future operating income of the Company should be sufficient to recognize fully these net deferred tax assets.

Capitalized Market Research Products decreased by $80,000 to $224,449, versus $304,449 in fiscal 1996. The Company did not invest in developing any new products during the fiscal year.

Deferred Data Accumulation Costs decreased by $80,000 from $347,436 in fiscal 1996 to $267,436 in fiscal 1997.

Accounts payable and accrued expenses totaled $4,661,785, an increase of $1,011,255 during fiscal 1997 from $3,650,530 in fiscal 1996. Additionally, the Company has $91,000 remaining from the $516,500 accrued in fiscal 1996 related to the restructuring expense incurred during the last quarter of fiscal 1996. The increase is primarily the result of the Company's increasing business.

Billings in excess of earnings totaled $3,887,372, an increase of $1,772,230 during fiscal 1997 from $2,115,142 in fiscal 1996. The increasing business and the more aggressive billing policy of the Company have accounted for this increase.

Income taxes payable totaled $166,474, an increase of $80,171 during fiscal 1997 from $86,303 in fiscal 1996. The increasing earnings of the Company accounted for this increase.

Other long-term liabilities totaled $279,020, an increase of $40,957 during fiscal 1996 from $238,063 in fiscal 1996. This increase is mainly the result of the Company accruing rental expense for it renewed lease in its Princeton office in accordance with FASB 13, Accounting for Leases.

Inflation had no material effect on the financial performance of the Company during fiscal 1997.

(B) RESULTS OF OPERATIONS


Statement of Income Data:
(Expressed as a percentage of revenues)                 Year Ended June 30
                                                 ------------------------------------
                                                  1997           1996           1995
                                                 ------         ------         ------
Revenues                                          100.0%         100.0%         100.0%
Direct costs                                       50.8%          46.4%          41.1%
                                                 ------         ------         ------
      Gross profit                                 49.2%          53.6%          58.9%
Operating expenses                                 44.9%          57.7%          50.8%
Unusual Costs                                        --            4.6%            --
                                                 ------         ------         ------
Income (loss) from operations                       4.3%          (8.7%)          8.1%
Interest expense                                    (.7%)         (1.4%)         (1.6%)
Other income (expense), net                         0.2%           0.4%           0.3%
                                                 ------         ------         ------
Income (loss) before income taxes                   3.8%          (9.8%)          6.8%

Provision for (benefit) from  income taxes          1.6%          (3.6%)          2.9%
                                                 ------         ------         ------
Net  income(loss)                                   2.2%          (6.3%)          3.9%
                                                 ======         ======         ======


FISCAL YEAR ENDED JUNE 30, 1997 AS COMPARED TO FISCAL YEAR ENDED JUNE 30, 1996

During fiscal 1996, lower gross profits and unanticipated corporate expenses resulted in the Company incurring losses. As a result, senior management initiated a committee to analyze all operations of the Company. The specific goal was to significantly improve the Company financially. Upon completion of its analysis, the Company announced and immediately implemented a plan to restructure and consolidate operations which included the re-organization of its existing six divisions into four. The restructuring included the elimination of several senior positions and the reduction of corporate overhead by close to $2 million annually, from ten to five percent of revenue.

Going into fiscal 1997, the Company knew it had low-margin project work and excessive operating commitments which would negatively effect its profitability for the first six months. However, it began to sell business with improved pricing and reduced bank debt through tighter invoicing and improved cash collection procedures.

Management believed once it had completed the first six months of the fiscal year, it would begin to see an improved bottom line. The following chart shows key financial figures as a percentage of revenue by quarter versus fiscal year 1996:

                         Fy '96       1st Qtr      2nd Qtr      3rd Qtr      4th Qtr
                         ------       -------      -------      -------      -------
Revenues                 100.0%        100.0%       100.0%       100.0%       100.0%

Operating Expenses        57.7%         48.1%        46.9%        44.2%        42.5%

Interest Expense           1.4%          1.4%         1.2%         0.5%         0.0%

Net Income                (6.3%)         0.3%         1.1%         2.9%         3.5%

Revenues for fiscal 1997 increased 24.2%, or $5,728,253 versus the prior year, to $29,443,302. This increase was the result of a full fiscal year of revenues the research division of Carlson Marketing Group it acquired in November 1995, as well as growth in its Total Research/Customer Loyalty Management, Global Health Care and newly formed Strategic Marketing Services divisions.

During fiscal 1997, the Company delivered a much greater percentage of quantitative and international business which included substantial out-of-pocket expenses for data collection, which had the effect of reducing gross profits. As a result, the Company experienced an increase in direct costs of $3,940,386 from $11,001,246 in fiscal 1996 to $14,941,632 in fiscal 1997. This had a negative impact on Company's overall gross margins decreasing it from 53.6 percent in fiscal 1996 to 49.3 percent in fiscal 1997.

Operating expenses for fiscal 1997 totaled $13,221,437, a decrease of 3.4 percent or $461,346 from the fiscal year 1996 total of $13,682,783. Expressed as a percent of revenue, operating expenses decreased to 44.9 percent of revenue in fiscal 1997, versus 57.7 percent in the prior year, for a reduction of 12.8 percent of revenue. This decrease can be attributed to the corporate expense reduction initiated by the Company in late fiscal 1996.

Income from operations totaled $1,280,233 for fiscal 1997, an increase of $3,350,712, versus a loss from operations of ($2,070,480) during fiscal 1996 for all the reasons set forth above.

The Company's interest expenses decreased from $342,024 in fiscal 1996 to $202,133 in fiscal 1997 as a result of decreased borrowings, as discussed under Liquidity and Capital Resources.

Other income totaled $50,050 for fiscal 1997, a decrease of $37,047 versus income of $87,097 earned in fiscal 1996, due primarily to licensing income of approximately $50,000 earned by the Company as the result of its licensing arrangement with TRCA in Argentina.

Income before taxes totaled $1,128,150 for fiscal 1997, an increase $3,453,556 versus a loss before taxes of ($2,325,407) in fiscal year 1996 for the reasons set forth above.

The income tax provision for fiscal 1997 was $489,955, versus an income tax benefit of ($842,363) in fiscal 1996 for the reasons set forth above.

Net income for fiscal 1997 was $638,195, or $.06 per share, versus a net loss of $1,483,044, or $.15 per share for fiscal 1996.

The Company defines backlog as the unearned portions of its existing contracts at each balance sheet date. At June 30, 1997, backlog was approximately $12,000,000 as compared to a backlog of approximately $9,600,000 at June 30, 1996. The amount of backlog at any time may not be indicative of intermediate or long-term trends in the Company's operations.

FISCAL YEAR ENDED JUNE 30, 1996 AS COMPARED TO FISCAL YEAR ENDED JUNE 30, 1995

Beginning in fiscal 1996, the Company planned to aggressively increase revenues through geographic expansion as well as through new product introduction. As a result, the Company incurred significant planned as well as unanticipated expenses beyond those normally incurred for recurring operations. Revenues for fiscal 1996 increased 23 percent, or $4,464,606 versus the prior year, to $23,715,049. This increase was the result of its acquisition of the research division of Carlson Marketing Group, the growth of its Total Research - Europe division, as well as growth in its Total Research/Customer Loyalty Management and Health Care divisions. Its two other divisions, Consumer Research Services and Information Technologies, generated total revenues less than the previous fiscal year.

During fiscal 1996, the Company experienced a change in its business operations which did not manifest itself until the fourth quarter. The Company delivered a much greater percentage of quantitative and international business during fiscal 1996 which includes substantial out-of-pocket expenses for data collection, which reduces gross profits. As a result, the Company experienced a major increase of direct costs of $3,096,415 or 39.2 percent from $7,904,831 in fiscal 1995 to $11,001,246 in fiscal 1996. This had a negative impact on Company's overall gross margins decreasing it from 58.9 percent in fiscal 1995 to 53.6 percent in fiscal 1996.

Operating expenses for fiscal 1996 totaled $13,682,783, an increase of 39.8 percent or $3,897,465 from the fiscal year 1995 total of $9,785,318. Expressed as a percent of revenue, operating expenses increased to 57.7 percent of revenue in fiscal 1996, versus 50.8 percent in the prior year. This increase can be attributed to a number of factors.

      - An increase in expense related to the operations and integration of the research division of Carlson Marketing Group and the expansion of the Company's UK subsidiary.

      - The Company's aggressive corporate development program to develop strategic alliances with firms in different countries to market its international EQUITREND product as well as the capability to perform market research on a global basis significantly increased its operating costs.

      - Costs associated with enhancing the overall data processing and reporting capacity of the Company.

      - The Company incurred increased salary and fringe benefit costs and increased sales expenses as the result of its increasing revenues.

      - The demand for the EQUITREND product was less than anticipated which necessitated the reevaluation of it on the balance sheet. However, management still considers EQUITREND to be important to the current and future strategy of the Company.

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

The Company defines backlog as the unearned portions of its existing contracts at each balance sheet date. At June 30, 1996, backlog was approximately $9,600,000 as compared to a backlog of approximately $7,300,000 at June 30, 1995. The amount of backlog at any time may not be indicative of intermediate or long-term trends in the Company's operations.


(C) SELECTED FINANCIAL DATA FOR YEARS ENDED JUNE 30, 1997, 1996, 1995, 1994 AND 1993

The following data has been extracted from the annual financial statements attached hereto as an exhibit:

                                                                 Year Ended June 30,
                                       ------------------------------------------------------------------------
Statement of Income Data (000):          1997            1996            1995            1994            1993
                                       --------        --------        --------        --------        --------
Revenues                               $ 29,443        $ 23,715        $ 19,250        $ 13,688        $ 12,570
Direct Costs                             14,942          11,001           7,905           6,070           5,443
                                       --------        --------        --------        --------        --------
   Gross Profit                          14,501          12,714          11,345          7, 618           7,127
Operating Expenses                       13,221          13,683           9,785           6,842           6,494
Unusual Charges                              --           1,101              --              --              --
                                       --------        --------        --------        --------        --------
Income(Loss)from Operations               1,280          (2,070)          1,560             776             633
Interest Expense                           (202)           (342)           (307)            (38)            (68)
Other Income (Expense),net                   50              87              59             (52)             --
                                       --------        --------        --------        --------        --------
Income(Loss) Before Income Taxes          1,128          (2,325)          1,312             686             565

Provision (Benefit) for Income Taxes        490            (842)            552             291            (177)
                                       --------        --------        --------        --------        --------
Income(Loss) Before Accounting Change       638          (1,483)            760             395             742
                                       --------        --------        --------        --------        --------
FAS 109 Accounting Change                     0              --              --              65              --
                                       --------        --------        --------        --------        --------
Net Income (Loss)                      $    638          (1,483)       $    760        $    460        $    742
                                       ========        ========        ========        ========        ========
Net Income(Loss)Per Common Share       $    .06        ($  0.15)       $    .08        $    .05        $    .09
                                       ========        ========        ========        ========        ========


                                                             Year Ended June 30,
                                    -----------------------------------------------------------------
Balance Sheet Data (000):             1997            1996           1995         1994         1993
                                    --------        --------        -------       ------       ------
Working Capital.(Deficiency)        $ (1,151)       $    (17)       $   210       $1,573       $  658
Total Assets                          12,948          13,155         11,743        7,440        5,220
Capital Lease Obligations And
Notes Payable                            215           2,142          1,406          604           42
Shareholders' Equity                   3,648           2,821          4,323        3,419        2,552

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See annexed financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Financial Accounting Standards Board issued Statement No.128, "Earnings Per Share" (SFAS No.128). Under this new standard, new guidelines must be followed in computing earnings per share (EPS) to permit the result to be more compatible with EPS standards of other countries and with that of the International Accounting Standards Committee (IASC).

This Statement shall be effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company intends on complying with the standard with the presentation of Second Quarter Fiscal Year 1998 results; the impact upon the Company's EPS is unknown at this time.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY AT JUNE 30, 1997

The directors and executive officers of the Company are as follows:

                                         Director
Name                            Age      Since           Position Held with Company(1)
-------------------------   --------     -----           ------------------------------------------------
Lorin Zissman(3)                66       1975            Chief Executive Officer, and Chairman of the
                                                         Board of Directors

Albert Angrisani(3)             47       1994            Director, Vice-Chairman

Eric C. Zissman(2), (3)         32       -               Chief Financial and Administrative Officer,
                                                         Treasurer

Theresa Flanagan(3)             36       -               President, Quality Management

Patti Hoffman(3)                48       -               President, U.S. Regional Offices

Mark Nissenfeld, Ph.D(3)        40       -               President, Global Health Care

Roger Thomas(3)                 52       1994            President, Strategic Marketing Services

William N. Levy, Esq.           56       1984            Secretary and Director

William Van Zandt               57       -               Executive Vice President, Global Health Care
                                                         Division

John Morton                     51       -               Senior Vice President, Strategic Marketing
                                                         Services

Dr. Bashir Datoo                55       -               Senior Vice President, Strategic Marketing
                                                         Services

J. Edward Shrawder              56       1993            Director

Anthony Galli                   70       1990            Director

Hugh Devine                     58       1978            Director

(1) All directors hold office until the next annual meeting of shareholders or until their successors are duly elected and qualified. Executive officers are elected annually by the Board of Directors and serve at the discretion of the Board.

(2)   Mr. Eric Zissman is the son of Mr. Lorin Zissman.

(3)   These individuals are members of the Company's Management Council.

(t)Upon review of Forms 3,4, and 5, there have been no delinquencies with filing of same for any of the so stated officers and directors of the Company.

LORIN ZISSMAN has been the Chairman of the Board of Directors and Chief Executive Officer of the Company since it began operating in 1975. From 1974 to 1975, Mr. Zissman was the President of the Total Research Division of U.S. Testing Corp. and from 1970 to 1974 he was the President of Total Research, Inc. prior to its acquisition by U.S. Testing Corp. From 1969 to 1970, Mr. Zissman was an officer and director of Response Analysis, a market research company. From 1956 to 1969, he was employed by Opinion Research Corporation, and served as the President of ORC Caravan Surveys, a subsidiary of Opinion Research Corporation, from 1965 to 1969. Mr. Zissman has worked in market research from 1955 to the present. He graduated from Temple University in 1951.

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

ALBERT ANGRISANI is President of Princeton Management, which provides U.S. corporations and public institutions with turn-key consulting and project finance services, and he has recently been appointed by Governor Christine Todd Whitman to Chair the New Jersey State Capital Partnership Fund. Mr. Angrisani served as U.S. Assistant Secretary of Labor from 1980 to 1984. Subsequently, he started the government services practice for the financial industries division of Arthur D. Little Inc. Mr. Angrisani received a B.A. Degree from Washington and Lee University and an MBA in finance and an MA in accounting from New York University.

ERIC C. ZISSMAN joined the Company in 1988. In September 1996, he was named Chief Financial Officer. In September 1993, he was named Vice President of Accounting and Finance. Before joining Total Research, Mr. Zissman was a first level manager at AT&T and a staff accountant at Margaretten & Company during the years 1986 to 1988. Mr. Zissman graduated from Rider University in 1986.

J. EDWARD SHRAWDER was elected to the Company's Board of Directors in November 1993. Mr. Shrawder, former president of Elrick and Lavidge, a marketing research firm, started his own marketing and marketing research consultancy in Illinois in 1992. He was director of the Council of American Survey Research Organizations (CASRO) in 1990 and 1991. He received his undergraduate degree in economics from Oberlin College and his MBA in marketing and mathematical methods from the University of Chicago.

ROGER THOMAS, a director of the Company since 1994, is also the President of Strategic Marketing Services. He joined Business Marketing Services Ltd., the predecessor company, in 1984 and became Managing Director in 1986. Prior to this he worked for Industrial Market Research Ltd., a leading European business-to-business research firm for six years, and the Ladbroke Group, a major UK hotel and leisure company, where he was responsible for acquisitions and new business development. Mr. Thomas is a graduate of the University of Southampton with a degree in economics and accounting.

THERESA FLANAGAN has been with Total Research in a number of positions of increasing responsibility since 1983; she currently is President, Customer Loyalty Division. Ms. Flanagan possesses an intimate understanding of both the practical aspects of conducting Quality and Customer Loyalty Management processes and the strategic issues involved in a company's decision to utilize the QM approach. Ms. Flanagan has her B.A. in Economics and an MBA in Marketing from Rutgers University.

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

PATTI HOFFMAN joined the Company in 1995 as Vice President, Human Resources. In addition to this responsibility, Ms. Hoffman is President, Regional Offices; she has 20 plus years of professional experience working for four publicly-held corporations. As a member of the Senior Management Committee at West America Bank in California, Ms. Hoffman honed those skills which have been utilized in re-organizing the U.S. Regional Division of Total Research Corporation. Ms. Hoffman has a B.A. from the University of Tennessee.

WILLIAM VAN ZANDT has been an officer of the Company since it began operating in 1975. From 1974 to 1975, he was Vice President, Account Executive for the Total Research Division of US Testing Corp. From 1970 to 1974, he was Vice President of Total Research, Inc.

JOHN MORTON joined the Company in 1982 as a Vice President and Director of Advanced Statistical Research. In 1995, he was promoted to Senior Vice President, New Product Development. From 1981 to 1982, Mr. Morton was founder and president of John L. Morton, Inc., a company engaged in advanced marketing analysis and research. During that time he also provided consulting services to the Company. From 1976 to 1981, Mr. Morton was the Executive Vice President of Robinson Associates, Inc., where he was primarily responsible for project direction and was technical supervisor of the research personnel. He served as Vice President of Aulino/Baen (formerly a marketing research company) from 1974 to 1976, and held other market research positions at Prudential Insurance Company and General Foods from 1967 to 1974. He received his B.S. in psychology from Muhlenberg College.

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

HUGH DEVINE has been an officer of the Company since it began operating in 1975, and became a director of the Company in 1978. In 1993, he was promoted to President of the Company. Mr. Devine ceased to be employed in July, 1996. Mr. Devine received a B.A. in Economics from Bethany College in 1961 and a Masters degree in Marketing from the University of Bridgeport in 1971.

ITEM 10.       EXECUTIVE COMPENSATION

(A)   CASH COMPENSATION

There were no directors' fees paid during this period. The following table sets forth a summary of compensation paid by the Company with respect to services rendered during fiscal 1995,1996 and 1997 to the Chief Executive Officer and each of the other three most highly-compensated Officers who received at least $100,000 in total annual compensation.

                             Annual Compensation
                             -------------------
Name and Principal                                                          Other Annual        Restricted Stock
Position                      Year        Salary             Bonus           Compensation        Option Award(s)
----------------------------------------------------------------------------------------------------------------
Lorin Zissman, CEO            1997         $208,455                --             --                     --
                              1996          213,600                --             --                     --
                              1995          209,406           $19,500             --                     --

William Van Zandt             1997         $125,000           $83,302             --                     --
Executive VP                  1996          115,000            75,504             --                     --
Global Health Care            1995          110,000            18,482             --                     --

John Morton
Senior VP,                    1997         $152,987           $ 1,051             --                  1,500
Strategic Marketing           1996          153,692                --             --                     --
Services                      1995          145,372                --             --                     --

Roger Thomas                  1997         $130,400           $21,234             --                250,000
President, Strategic          1996          114,100            17,961
Marketing Services            1995          114,100            14,492

(B) COMPENSATION PURSUANT TO PLANS

Included within Section A, above. No individual received more than 5 percent of the total funds allocated and paid into the Company's 401(k) Plan.

For additional information see Notes to Financial Statements, Notes 9 and 10 concerning 401(k) and Stock Options respectively.


(C)  OTHER COMPENSATION

None other than the use of one (1) vehicle by the Chief Executive Officer.

(D)  COMPENSATION OF DIRECTORS

The Company has entered into a consulting agreement with a member of the Board of Directors through June 30, 1999. The agreement contains provisions for a base salary of $175,000 and $200,000 for the years ended June 30, 1998 and 1999. The consultant will receive a bonus up to

20% of the base salary based upon corporate financial goals. If the goals are exceeded by more than $20,000, an additional 2% of the excess will be received.

(E)  TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS

None.


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(A) (B) The following table sets forth as of September 16, 1997 certain information with regard to the record and beneficial ownership of the company's common stock by (i) each shareholder owning of record or beneficially 5 percent or more of the Company's Common Stocks (ii) each Director individually, and
(iii) all Officers and Directors of the Company as a group:

                      Name and Address of Beneficial       Shares                                        Percent of
Title of Class        Owner                                Owned(1)       Options         Total             Class
------------------------------------------------------------------------------------------------------------------
Common                Lorin Zissman                      2,039,100         70,000          2,109,100        21.00%
                      7F Marten Road
                      Princeton, NJ 08540

Common                Hugh Devine                          365,304              -            365,304         3.64
                      49 Krebs Road
                      Plainsboro, NJ 08536

Common                William N. Levy, Esq.                164,100        120,000            284,100         2.83
                      Suite 309, Plaza 1000
                      Voorhees, NJ  08043

Common                J. Edward Shrawder                    68,778         25,000             93,778         0.93
                      1716 Livingston Street
                      Evanston, IL. 60201

Common                Anthony Galli                         12,000         31,000             43,000         0.43
                      17 Exeter Court
                      Princeton, NJ 08540

Common                Roger Thomas                         150,000        300,000            450,000         4.47
                      27 Chesterman Court
                      Corney Reach Way
                      Chiswick, London  W4 2TP

Common                Albert Angrisani (2)                  15,000        400,000            415,000         4.27
                      55 Westcott Road
                      Princeton, NJ 08540

All Officers and Directors as a group (13 persons)                      3,261,722                           32.44%


(1)The Company believes the beneficial owner has sole voting and investment power over such shares.

(C)  CHANGE IN CONTROL

There has been no change in control of the Company

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has entered into a consulting agreement with Albert Angrisani, a member of the Board of Directors. Details are contained in Item 10, Part (D).

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULED, AND REPORTS ON FORM 8K

(A) The following documents are filed as part of this Form 10-KSB at the page indicated.

                                                                                                             Page
                                                                                                             ----
(a) (1)     Consolidated Financial Statements - Report of Independent Auditors .........................      F-1
            Consolidated Balance Sheets - June 30, 1997 and 1996 ........................................     F-2
            Consolidated Statements of Operations - Years ended June 30, 1997 and 1996 ..................     F-3
            Consolidated Statements of Shareholder's Equity - Years Ended June 30, 1997
            and 1996 ....................................................................................     F-4
            Consolidated Statements of Cash Flows - Years ended June 30, 1997 and 1996 ..................     F-5
            Notes to Consolidated Financial Statements ..................................................     F-6
(a) (2)     Exhibits
(b)         Reports on Form 8-K
            No reports were filed on Form 8-K during the last quarter of the fiscal year covered by this report.

                                   Sequential
Number            Description                                                         Page Number
------            -----------                                                         -----------
     3.1          Certificate of Incorporation of the Company                              *
     3.2          By-Laws of the Company                                                   *
    10.2          Lease for 5 Independence Way, Princeton, New Jersey                      *
    10.3          401(k) Savings Plan                                                      *
    10.4          1995 Stock Option Plan                                                   #
    10.5          1995 Stock Option Plan- TRC- Europe                                      #
    10.6          Employment Contracts                                                     +

-----------------

* Incorporated by reference from the like numbered exhibit to Form S-18 Registration Statement, SEC File No. 33-9078-NY.

# Items 10.4 and 10.5 are incorporated by reference from Proxy Statement for 1996 Shareholders Meeting.

+Item 10.6 is incorporated by reference from 10-K SEC submission of September 29, 1997

                                    INDEX TO

                       CONSOLIDATED FINANCIAL STATEMENTS


                                                                           Page
                                                                           ----
Independent Auditors Reports                                                F-2


Consolidated Balance Sheets as of June 30, 1997 and 1996                    F-3


Consolidated Statements of Operations for the Years ended
June 30, 1997, 1996 and 1995                                                F-4


Consolidated Statements of Shareholders' Equity                             F-5
for the Years ended June 30, 1997, 1996 and 1995


Consolidated Statements of Cash Flows for                                   F-6
the Years ended June 30, 1997, 1996 and 1995


Notes to the Consolidated Financial Statements                              F-7

                          Independent Auditors Report


To the Board of Directors and
Shareholders of Total
Research Corporation and Subsidiary

We have audited the accompanying consolidated balance sheets of Total Research Corporation and Subsidiary as of June 30, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Total Research Corporation and Subsidiary as of June 30, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


Amper, Politziner & Mattia
Edison, New Jersey
September 23, 1997

                           TOTAL RESEARCH CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                                          June 30,
ASSETS                                                                             1997               1996
                                                                                -----------       ------------
Current assets
   Cash and cash equivalents                                                    $   678,350       $      4,201
   Accounts receivable, less allowance for doubtful accounts
     of $110,000 at June 30, 1997 and June 30, 1996                               5,101,596          4,166,486
   Costs and estimated earnings in excess of billings on
     uncompleted contracts                                                        1,240,852          1,737,734
   Deferred taxes                                                                   281,900            482,478
   Income tax refund receivable                                                       8,505            850,000
   Other current assets                                                             559,281            695,328
                                                                                -----------       ------------
   Total current assets                                                           7,870,484          7,936,227

Fixed assets, less accumulated depreciation of $3,334,556
  at June 30, 1997 and $2,691,011 at June 30, 1996                                2,316,630          2,230,205
Capitalized market research products, less accumulated
  amortization of $591,947 at June 30, 1997 and $511,947 at June 30, 1996           224,449            304,449
Deferred data accumulation costs, net of accumulated depreciation of
   $1,530,300 at June 30, 1997 and $1,450,300 at June 30, 1996                      267,436            347,436
Goodwill, net of accumulated amortization of $223,493 at June 30, 1997            1,800,384          1,792,312
  and $145,641 at June 30,1996
Deferred taxes                                                                      228,880            290,640
Other assets                                                                        240,031            253,282
                                                                                -----------       ------------
Total assets                                                                    $12,948,294       $ 13,154,551
                                                                                ===========       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Notes payable - bank                                                         $   214,575       $    985,000
   Current maturities of long term debt                                                  --            599,792
   Accounts payable                                                               2,106,555          1,948,404
   Accrued expenses and other current liabilities                                 2,555,230          1,702,126
   Accrued restructuring costs                                                       91,000            516,500
   Billings in excess of costs and estimated earnings                             3,887,372          2,115,142
   Income  taxes payable                                                            166,474             86,303
                                                                                -----------       ------------
   Total current liabilities                                                      9,021,206          7,953,267

Long-term liabilities
   Long term debt, net of current maturities                                             --          2,142,000
   Other long-term liabilities                                                      279,020            238,063
                                                                                -----------       ------------

       Total liabilities                                                          9,300,226         10,333,330
                                                                                -----------       ------------

Commitments and contingencies (Note 7)

Shareholders' equity
   Common stock-authorized 20,000,000 shares $.001 par value,
     10,044,108 shares issued and outstanding at June 30, 1997 and
     9,882,108 shares issued and outstanding at June 30, 1996                        10,044              9,882
   Additional paid-in capital                                                     3,576,545          3,505,835
   Cumulative translation  adjustment                                                27,095            (90,685)
   Retained earnings (accumulated deficit)                                           34,384           (603,811)
                                                                                -----------       ------------
       Total shareholders' equity                                                 3,648,068          2,821,221
                                                                                -----------       ------------

Total liabilities and shareholders' equity                                      $12,948,294       $ 13,154,551
                                                                                ===========       ============


               See notes to the consolidated financial statements

                           TOTAL RESEARCH CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  YEAR ENDED JUNE 30
                                           --------------------------------
                                               1997                1996
                                           ------------        ------------
Revenues                                   $ 29,443,302        $ 23,715,049
Direct costs                                 14,941,632          11,001,246
                                           ------------        ------------

Gross profit                                 14,501,670          12,713,803

Operating expenses                           13,221,437          13,682,783

Unusual Charges (See Note 11)                        --           1,101,500
                                           ------------        ------------

Income (loss) from operations                 1,280,233          (2,070,480)

Interest expense                               (202,133)           (342,024)
Other income, net                                50,050              87,097
                                           ------------        ------------

Income (loss) before taxes                    1,128,150          (2,325,407)

Provision (benefit) for income taxes            489,955            (842,363)
                                           ------------        ------------

Net income (loss)                          $    638,195        $ (1,483,044)
                                           ============        ============

Earnings (loss) per share                  $       0.06        ($      0.15)
                                           ============        ============

Weighted average common shares
outstanding                                  10,340,418           9,866,398
                                           ============        ============


               See notes to the consolidated financial statements

                           TOTAL RESEARCH CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                           Common Stock
                                           ------------                                 Cumulative        Retained Earnings
                                                                    Additional          Translation          (Accumulated
                               Shares Issued         Amount       Paid-in Capital        Adjustment             Deficit)
                               -------------         -------      ---------------       -----------        --------------
Balances, June 30, 1995           9,822,708          $ 9,823          $3,470,429          ($ 36,799)          $   879,233

Exercise of Options                  59,400               59              35,406                 --                    --

Translation Adjustment                   --               --                  --            (53,886)                   --

     Net (Loss), 1996                    --               --                  --                 --            (1,483,044)
                                 ----------          -------          ----------          ---------           -----------

Balance, June 30, 1996            9,882,108            9,882           3,505,835            (90,685)             (603,811)

Exercise of Options                 162,000              162              70,710                 --                    --

Translation Adjustment                   --               --                  --            117,780                    --

     Net Income , 1997                   --               --                  --                 --               638,195
                                 ----------          -------          ----------          ---------           -----------

Balance, June 30, 1997           10,044,108          $10,044          $3,576,545          $  27,095           $    34,384
                                 ==========          =======          ==========          =========           ===========


               See notes to the consolidated financial statements

                           TOTAL RESEARCH CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Year Ended June 30
                                                                 ---------------------------------
                                                                     1997                  1996
                                                                 -----------           -----------
Cash flows from operating activities:
     Net income (loss)                                           $   638,195           $(1,483,044)

     Adjustments to reconcile net income (loss) to cash
         from operating activities:
       Depreciation                                                  634,903               681,480
       Amortization                                                  237,844               967,585
       Accretion of warrants                                           8,000                16,000
       Deferred tax benefit                                          262,015               (69,558)
       Adjustment for foreign currency translation                    32,187               (53,886)
     (Increase) decrease in assets
       Accounts receivable                                          (935,110)             (367,294)
       Cost and estimated earnings in excess of billing
         on uncompleted contracts                                    496,882                41,974
       Income tax refund receivable                                  841,495              (850,000)
       Other current assets                                          136,047               (83,794)
       Other assets                                                   13,251               (48,362)
     Increase (decrease) in liabilities
       Accounts payable                                              158,151               407,960
       Accrued expenses and other current liabilities                942,376               365,219
       Accrued restructuring costs                                  (425,500)              516,500
       Billings in excess of costs and estimated
         earnings                                                  1,772,230               939,318
       Income taxes payable                                           80,171               (42,193)
       Other long-term liabilities                                    40,957              (136,286)
                                                                 -----------           -----------
                                                                   4,934,094               801,619
                                                                 -----------           -----------
     Cash flows from investing activities:
       Purchases of equipment                                       (721,328)             (775,338)
       Acquisition of certain assets, net of cash
         acquired                                                         --              (306,965)
       Cash expended for capitalized market research
         products                                                         --               (78,241)
       Cash expended for deferred data accumulation                       --              (455,538)
         costs                                                   -----------           -----------

                                                                    (721,328)           (1,616,082)
                                                                 -----------           -----------
     Cash flows from financing activities:
       Repayment of debt                                          (3,512,217)             (419,585)
       Proceeds from long-term debt                                       --             1,119,062
       Payment under capital lease obligations, net                  (97,272)              (44,350)
       Proceeds from issuance of common stock                         70,872                35,466
                                                                 -----------           -----------
                                                                  (3,538,617)              690,593
                                                                 -----------           -----------
     Net increase (decrease) in cash and cash
       equivalents                                                   674,149              (123,870)
     Cash and cash equivalents - beginning                             4,201               128,071
                                                                 -----------           -----------
     Cash and cash equivalents - end                             $   678,350           $     4,201
                                                                 ===========           ===========

     Supplemental disclosure of cash paid
       Income taxes                                              $    90,149           $   233,435
       Interest                                                  $   191,370           $   345,324


               See notes to the consolidated financial statements

                           TOTAL RESEARCH CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1- THE COMPANY

Total Research Corporation ("TRC" or "the Company") was formed in 1975. The Company performs market research for various Fortune 1000 companies in a broad spectrum of industries.

The Company services these clients through its locations in Princeton, Poughkeepsie, Minneapolis, Chicago, Tampa, and London.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.  Revenue Recognition

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

2.  Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary, Total Research Limited, after elimination of material intercompany accounts and transactions.

3.  Use of Estimates

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

                           TOTAL RESEARCH CORPORATION
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


4.  Cash and Cash Equivalents

For the purpose of the statement of cash flows, cash equivalents include time deposits, certificates of deposit and all highly-liquid debt instruments with original maturities of three months or less.


5.  Fixed Assets

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


6.  Capitalized Market Research Products

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

Capitalization of costs begins on establishment of technological feasibility and the ongoing assessment of recoverability of capitalized costs; this requires considerable judgment by management with respect to certain factors including the anticipated future gross revenue, estimated economic life and changes in technology. These factors are considered on a product-by-product basis. Total amortization expense for Capitalized Market Research Products was approximately $80,000 and $163,000 (which includes a write-down of $150,000 as discussed in Note 11), for the years ended June 30, 1997 and 1996, respectively.

7.  Deferred Data Accumulation Costs

The Company accumulates data across a wide variety of products and industries for use in its analysis of client-specific data. The costs of accumulating data related to single-client studies are charged to client projects as incurred. The costs of accumulating data for use in specific multi-client studies are capitalized and amortized over five years or the estimated remaining periods for which the data provides future economic benefits, whichever is shorter. The assessment of recoverability of such costs requires considerable judgment by management with respect to certain factors including anticipated future gross revenue and estimated economic life. These factors are considered on a database-by-database basis. Total amortization expense for deferred data accumulation costs was approximately $80,000 and $730,000 (which includes a write-down of $400,000 as discussed in Note 11), years ended June 30, 1997 and 1996, respectively.

                           TOTAL RESEARCH CORPORATION
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


8.  Goodwill

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

9.  Stock Option Plan

The Company has elected to follow Accounting Principles Board Opinion No.25, "Accounting for Stock issue to Employees," (APB 25) and related interpretations in accounting for its employee stock options. Under this method, compensation cost is measured as the amount by which the market price of the underlying stock exceeds the exercise price of the stock option at the date which both the number of options granted and the exercise price are known.

10.  Income Taxes

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

11.  Earnings Per Common Share

Earnings per common share are computed based on the weighted average number of common shares and common share equivalents outstanding during each period. Common share equivalents include the dilutive effect of certain stock options under the treasury stock method. Fully diluted earnings per share have not been separately presented for the year ended June 30, 1997 since they would not be materially different.

For the year ended June 30, 1996, the Company experienced a loss per share. The weighted average number of shares was not affected by stock options as they were considered to be anti-dilutive due to the loss.

                           TOTAL RESEARCH CORPORATION
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


12.  Foreign Operations

The assets and liabilities of TR-UK's operations are translated at current exchange rates, and related translation adjustments are recorded as a separate component of shareholders' equity. Income statement accounts are translated at the weighted average rates during the period.

13.  Impairment of Long-Lived Assets

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

14.  Presentation

Certain amounts for the year ended June 30, 1996 have been reclassified for comparative purposes.

                           TOTAL RESEARCH CORPORATION
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

NOTE 3 - CONCENTRATION OF CASH BALANCE

At June 30, 1997, a cash balance of $848,000 was maintained in a bank account insured by the Federal Deposit Insurance Corporation (FDIC). This balance exceeds the insured amount of $100,000.


NOTE 4 - FIXED ASSETS

Fixed assets consist of the following:

                                                         June 30,
                                                         --------
                                                 1997                1996
                                              ----------          ----------
      Equipment                               $5,346,602          $4,645,145
      Leasehold Improvements                     304,584             276,071
                                              ----------          ----------
                                               5,651,186           4,921,216
      Less: accumulated depreciation
      and amortization                         3,334,556           2,691,011
                                              ----------          ----------
                                              $2,316,630          $2,230,205
                                              ==========          ==========

Depreciation expense for the years ended June 30, 1997 and 1996 was approximately $635,000 and $682,000, respectively.


NOTE 5 - NOTES PAYABLE

                                                                                                   June 30,
                                                                                            1997              1996
                                                                                          --------          --------
The Company has a revolving line of credit with an overall limitation of $2.5 million, not to exceed 60% of eligible receivables (including standby letters of credit of $100,000). Borrowing under the line bear interest at a rate determined by certain financial covenants. The line of credit expired on June 30, 1998.

The line of credit agreement includes financial covenants such as tangible net worth, total liabilities to tangible net worth, debt service coverage ratio,
current ratio and quick ratio.                                                            $     --          $650,000

TR-UK has a bank overdraft facility of 300,000 with Coutts and Company, London,
England (approximately U.S. $498,000 and $467,000 at June 30, 1997 and 1996.)
The facility bears interest at a rate of 3 percent above the UK Base Rate. At
June 30, 1997 and 1996 the UK Base Rate was 6.5% and 6.75%.                                214,575           335,000
                                                                                          --------          --------
                                                                                          $214,575          $985,000
                                                                                          ========          ========

                           TOTAL RESEARCH CORPORATION
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONT'D)


NOTE 6 - LONG-TERM DEBT

                                                                                June 30,
                                                                                --------
                                                                         1997                 1996
                                                                         ----                 ----
A $3,000,000 term loan repaid in the year ending June 30, 1997          $  --          $ 2,750,000

Discount                                                                   --               (8,000)
                                                                        -----         -----------

Long-term debt, net of discount                                            --            2,742,000

Less:  current portion                                                     --              600,000
                                                                        -----         -----------

Long-term portion                                                       $  --          $ 2,142,000
                                                                                       ===========

At June 30, 1997 the Company had a three year $500,000 term line collateralized by equipment, furniture and fixtures. Interest is payable at various rates based on certain financial ratios. At June 30, 1997, the Company has not borrowed against this line.

                           TOTAL RESEARCH CORPORATION
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


NOTE 7 - COMMITMENTS AND CONTINGENCIES

Operating leases

The Company is committed under various leases for office space. Approximate future minimum rental payments under non-cancelable leases are as follows:

                                                        For the Years Ending
                                                               June 30,
                                                        --------------------
                        1998                              1,050,000
                        1999                                980,000
                        2000                              1,130,000
                        2001                              1,110,000
                        2002                              1,020,000
                        2003                              1,020,000
                        2004                              1,070,000
                        2005                              1,070,000
                        2006                              1,070,000
                                                         ----------
                        Total minimum payments
                        required                         $9,520,000

In addition to the above minimum rentals, the leases are subject to escalation clauses covering increases in real estate taxes and operating costs over the base year. The leases provide for renewal options for periods from two to ten years. Rental expense charged to operations was approximately $1,572,000 and $1,030,000 for the fiscal years ended June 30, 1997 and 1996, respectively.

Employment agreements

The Company entered into employment agreements with key management personnel in January 1997 that extend through June 30, 1999. The agreements contain provisions for base salaries for the period July 1, 1997 to June 30, 1999 that total $1,190,000. There is also a bonus arrangement for up to 20% of the base salary if certain goals are met. If they exceed the goals by more than $20,000, they will receive an additional 4% of the excess over the goal.

The Company has agreed to enter into a consulting agreement with a member of the Board of Directors through June 30, 1999. The agreement contains provisions for a base salary of $175,000 and $200,000 for the years ended June 30, 1998 and 1999. The consultant will receive a bonus based upon corporate financial goals. If the goals are exceeded by more than $20,000, an additional 2% of the excess will be received.

                           TOTAL RESEARCH CORPORATION
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


NOTE 8 - INCOME TAXES

Deferred tax attributes resulting from differences between financial accounting amounts and tax basis of assets and liabilities at June 30 are as follows:

                                                            1997                1996
                                                         ---------           ---------
Current assets and liabilities
         Allowance for doubtful accounts                 $  44,000           $  44,000
         Accrued vacation                                   79,200             122,400
         Retirement plans                                   83,200              70,400
         Accrued royalties                                  39,100              39,078
         Accrued restructuring costs                        36,400             206,600
                                                         ---------           ---------

Net current deferred tax asset                           $ 281,900           $ 482,478
                                                         =========           =========


Non-current assets and liabilities
         Depreciation                                    ($214,320)          ($123,442)
         Deferred rental obligation                         62,000              14,113
         Capitalized market research products              178,800             251,136
         Goodwill                                           81,400              (3,200)
         State net operating loss carry forward            121,000             157,980
         Other                                                  --              (5,947)
                                                         ---------           ---------

Net non-current deferred tax asset                       $ 228,880           $ 290,640
                                                         =========           =========


Based on the Company's history of prior operating earnings and its expectations for the future, which include the Company's restructuring efforts to improve performance, management has determined that the future operating income of the Company will more likely than not be sufficient to recognize fully these net deferred tax assets.

As of June 30,1997, the Company has available a New Jersey net operating loss carry forward for tax purposes of approximately $2,000,000 that begins to expire in 2003.

The source of income (loss) before income taxes for the year ended June 30 is as follows:

                                       1997                 1996
                                    ----------          -----------
            United States           $  808,217          $(2,521,251)
            United Kingdom             319,933              195,844
                                    ----------          -----------
            Total                   $1,128,150          $(2,325,407)
                                    ==========          ===========

                           TOTAL RESEARCH CORPORATION
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)



The components of the provision (benefit) for income taxes for the years ended June 30 are as follows:

                                                     June 30,
                                                     --------
                                              1997                1996
                                           ---------           ---------
      Current expense (benefit):
           Federal                         $  99,600           $(850,000)
           State                                  --                  --
           United Kingdom                    128,340              77,195
                                           ---------           ---------
                                             227,940            (772,805)
      Deferred expense (benefit):            262,015             (69,558)
                                           ---------           ---------
                                           $ 489,955           $(842,363)
                                           =========           =========

A reconciliation of the U.S. statutory tax rate to the effective tax rate for the year ended June 30 is as follows:

                                                             June 30,
                                                             --------
                                                      1997                1996
                                                   ---------           ---------
      Computed (benefit) provision at the          $ 383,571
      statutory tax rate                                               $(790,638)

      Permanent differences                           42,904

      International rate differences                  17,118              15,667

      State income tax, net                           48,493            (151,275)

      Alternative minimum tax                        (40,000)             40,000

      Other                                           37,869              43,883
                                                   ---------           ---------
      Income tax (benefit) provision               $ 489,955           $(842,363)
                                                   =========           =========

                           TOTAL RESEARCH CORPORATION
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


NOTE 9 - EMPLOYEE BENEFIT AND DEFERRED COMPENSATION

The Company maintains a 401(k) Savings Plan for the benefit of all its employees. The 401(k) Savings Plan is funded through the Company's and participating employees' contributions and generally provides that employees may contribute, through payroll reductions, from 1 percent to 15 percent of their compensation. The Company made a matching contribution in an amount equal to 50 percent of each participating employee's contribution up to 3 percent of the employee's compensation. Company contributions were approximately $213,000 and $170,000, for fiscal years ended June 30, 1997 and 1996, respectively.

NOTE 10 - STOCK OPTION PLANS

The Company's 1986 Stock Option Plan has authorized the grant of options to personnel for up to 1,800,000 shares of the Company's common stock. Under the Plan, options may be granted at not less than fair market value on the date of grant (85% of fair market value with respect to non-qualified options). Options granted under the plan become exercisable immediately and expire five years after the date of grant (five years and one day with respect to non-qualified options). On April 16, 1996 the Company adopted the 1995 Stock Incentive Plan and the 1995 Stock Incentive Plan for Total Research, Ltd. and froze the 1986 Stock Option Plan.

The 1995 Stock Incentive Plan has the authority to issue 1,750,000 options to existing and future Officers, Directors, Employees and Consultants of the Company. Incentive Stock Options or Non-Statutory Stock Options become exercisable immediately and may be issued for a term of no more than five years from the date of grant, at an option price not less than 100% of the fair market value of the Company's common stock at the date of grant. In addition, any non-employee director and/or advisory board director shall be automatically granted an option to purchase 100,000 shares of common stock for each year that such person serves as a director.

The 1995 Stock Incentive Plan for Total Research, Ltd. has the authority to issue 245,000 options. This plan has similar terms and conditions to the 1995 Stock Incentive Plan.

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for June 30, 1997 and 1996 respectively: risk-free interest rates of 6.50% and 6.88%; dividend yields of 0% and 0%; volatility factors of the expected market price of the Company's common stock of .76 and .76; and a weighted average expected life of the option of 5 years.

                           TOTAL RESEARCH CORPORATION
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is recorded in expense in the year issued since most options vest when issued. In accordance with provisions in certain employment and consulting agreements, 1,500,000 options were issued in the year ended June 30, 1997 that do not vest until June 30, 1999 (the termination date of the agreements). Since we expect these options to fully vest at that date, the compensation expense arising from those stock options are recorded in the current year. The Company's pro forma information follows:

                                                         June 30,
                                                ----------------------------
                                                   1997            1996
                                                ------------    ------------
      Pro forma net income (loss)                     83,116      (1,640,911)
      Pro forma income(loss) per share                  0.01           (0.17)

There was no compensation expense recorded from stock options for the years ended June 30, 1997 and 1996.


A summary of the Company's stock option activity, and related information for the years ended June 30, follows:

                                                           1997                             1996
                                                 -------------------------        --------------------------
                                                              Weighted -                        Weighted -
                                               Options        Average            Options       Average
                                                 (000)      Exercise Price        (000)       Exercise Price
                                                 -----      --------------        -----       --------------
      Outstanding - beginning of year            1,411           $0.69            1,124           $0.57
          Granted                                1,696            0.82              352            1.12
          Exercised                               (162)          (0.44)             (41)          (0.67)
          Forfeited or Expired                    (258)          (0.87)             (24)          (1.06)
      Outstanding - end of year                  2,687           $0.77            1,411           $0.69
                                                ======           =====           ======           =====
      Exercisable - end of year                  1,187           $0.72            1,411           $0.69

      Weighted - average fair value of
      options granted during the year:

          Where exercise price equals
          stock price                            $0.55                            $0.75

                           TOTAL RESEARCH CORPORATION
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


Following is a summary of the status of stock options outstanding at June 30, 1997:

                                           Outstanding Options                           Exercisable Options
                            ------------------------------------------------          --------------------------
                                             Weighted
                                             Average                Weighted                            Weighted
                                            Remaining               Average                             Average
      Exercise                             Contractual              Exercise                            Exercise
    Price Range             Number             Life                  Price            Number             Price
    -----------             ------         -----------              --------          ------            --------
$.00 - $.50                427,850          0.80 years               $0.43             427,850           $0.43

$.51 - $1.00             2,163,500          4.2 years                 0.81             663,500            0.80

$1.01 - $1.50               53,000          3.6 years                 1.23              53,000            1.23

$1.51 - $2.00               37,500          3.2 years                 1.77              37,500            1.77

$2.01 - $2.50                5,000          2.8 years                 2.13               5,000            2.13


NOTE 11 - UNUSUAL CHARGES

During the fourth quarter of 1996, the Company announced a plan to restructure and consolidate operations, concentrate resources, and better position itself to achieve its strategic growth objectives. The plan resulted in a $1,101,500 pre-tax charge. The charge included a write-down of capitalized market research products and deferred data accumulation costs of $550,000, severance costs of $406,500 and charges to develop and implement a plan of $145,000.

                           TOTAL RESEARCH CORPORATION
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


NOTE 12 - SEGMENT INFORMATION

The Company operates in one principal industry segment: market research services. Geographic financial information for the year ended June 30 (in 000's) is as follows:

                                                                        June 30,
                                                                 1997               1996
                                                             --------           --------
Revenue                        -          United States      $ 20,781           $ 18,210

                               -          Europe                8,662              6,236

                               -          Eliminations             --               (731)
                                                             --------           --------

                                          Totals             $ 29,443           $ 23,715
                                                             ========           ========

Operating Income (Loss)        -          United States      $    912           $ (2,320)

                               -          Europe                  368                250

                               -          Eliminations             --                 --
                                                             --------           --------

                                          Totals             $  1,280           $ (2,070)
                                                             ========           ========


Identifiable Assets            -          United States      $ 10,185           $ 11,231

                               -          Europe                5,111              3,790

                               -          Eliminations         (2,348)            (1,866)


                                          Totals             $ 12,948           $ 13,155
                                                             ========           ========

                           TOTAL RESEARCH CORPORATION
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)



NOTE 13 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for 1997 and 1996 (in thousands, except for earnings per share):

1997                        FIRST QTR.          SECOND QTR.         THIRD QTR.          FOURTH QTR.
----                        ---------           -----------         ----------          -----------
Revenue                     $6,561,501          $6,765,057          $7,470,957          $8,645,787

Gross Margin                $3,275,753          $3,407,130          $2,688,587          $5,130,200

Net Income                  $   21,957          $   78,350          $  219,833          $  318,055

Earnings per share          $      .00          $      .01          $      .02          $      .03


1996                        FIRST QTR.          SECOND QTR.         THIRD QTR.          FOURTH QTR.
----                        ----------          -----------         ----------          -----------
Revenue                     $5,305,127          $5,741,807          $6,262,864          $ 6,405,251

Gross Margin                $2,819,002          $2,574,202          $3,398,414          $ 3,922,185

Net Income                  $  175,098          $    6,903          $      945          $(1,665,990)

Earnings per share          $      .02          $      .00          $      .00          $      (.17)

                           TOTAL RESEARCH CORPORATION
                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Total Research Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  September 29, 1997          By: /s/ LORIN ZISSMAN
        ---------------------       -------------------------------------------
                                    LORIN ZISSMAN, Chief Executive Officer and
                                    Chairman of the Board of Directors


Dated:  September 29, 1997          By:  /s/ ERIC C. ZISSMAN
        ---------------------       -------------------------------------------
                                    ERIC C. ZISSMAN, Chief Financial Officer

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, this report has been signed on behalf of Total Research Corporation and in the capacities and on the dates indicated.


Dated:  September 29, 1997          By: /s/ LORIN ZISSMAN
        ---------------------       -------------------------------------------

                                    LORIN ZISSMAN, Chief Executive Officer and
                                    Chairman of the Board of Directors


Dated:  September 29, 1997          By: /s/ AL ANGRISANI
        ---------------------       -------------------------------------------
                                    AL ANGRISANI, Director


Dated:  September 29, 1997          By: /s/ HUGH DEVINE
        ---------------------       -------------------------------------------
                                    HUGH DEVINE, Director


Dated:  September 29, 1997          By: /s/ WILLIAM N. LEVY
        ---------------------       -------------------------------------------
                                    WILLIAM N. LEVY, Esq., Director


Dated:  September 29, 1997          By: /s/ ANTHONY GALLI
        ---------------------       -------------------------------------------
                                    ANTHONY GALLI, Director


Dated:  September 29, 1997          By: /s/ J. EDWARD SHRAWDER
        ---------------------       -------------------------------------------
                                    J. EDWARD SHRAWDER, Director

                           TOTAL RESEARCH CORPORATION
                                   SIGNATURES
                                  (CONTINUED)


Dated:  September 29, 1997          By: /s/ JOHN MORTON
        ---------------------       -------------------------------------------
                                    JOHN MORTON, Senior Vice President,
                                    Strategic Marketing Services


Dated:  September 29, 1997          By: /s/ DR. BASHIR DATOO
        ---------------------       -------------------------------------------
                                    DR. BASHIR DATOO, Senior Vice President,
                                    Strategic Marketing Services


Dated:  September 29, 1997          By: /s/ ROGER THOMAS
        ---------------------       -------------------------------------------
                                    ROGER THOMAS, Director, President, Strategic
                                    Marketing Services


Dated:  September 29, 1997          By: /s/ ERIC C. ZISSMAN
        ---------------------       -------------------------------------------
                                    ERIC C. ZISSMAN, Chief Financial Officer


Dated:  September 29, 1997          By: /s/ THERESA FLANAGAN
        ---------------------       -------------------------------------------
                                    THERESA FLANAGAN, President,
                                    Quality Management


Dated:  September 29, 1997          By: /s/ PATTI HOFFMAN
        ---------------------       -------------------------------------------
                                    PATTI HOFFMAN, President,
                                    U.S. Regional Offices


Dated:  September 29, 1997          By: /s/ MARK NISSENFELD
        ---------------------       -------------------------------------------
                                    MARK NISSENFELD, President,
                                    Global Health Care


Dated:  September 29, 1997          By: /s/ WILLIAM VAN ZANDT
        ---------------------       -------------------------------------------
                                    WILLIAM VAN ZANDT, Executive Vice President,
                                    Global Health Care


--------
(2) Mr. Devine retired as President of the Company in July, 1996.