Form 10QSB
period 1997-09-30
TOTAL RESEARCH CORP
filed 1997-11-13
CIK 803058

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDING SEPTEMBER 30, 1997

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


                         YES     X      NO



Common Stock, $.001 Par Value - 10,061,134 as of November 4, 1997

                           TOTAL RESEARCH CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                        September 30,   June 30,
                                                                           1997           1997
                                                                        -----------    -----------
ASSETS
Current assets
  Cash and cash equivalents                                             $ 1,188,943    $   678,350
  Accounts receivable, less allowance for doubtful accounts
    of $110,000 at September 30, 1997 and  June 30, 1997                  5,924,047      5,101,596
  Costs and estimated earnings in excess of billings on
    uncompleted contracts                                                 1,133,819      1,240,852
  Deferred taxes                                                            281,900        281,900
  Income tax refund receivable                                                   --          8,505
  Other current assets                                                      532,631        559,281
                                                                        -----------    -----------
  Total current assets                                                    9,061,340      7,870,484

Fixed assets, less accumulated depreciation of $3,494,074
  at September 30, 1997 and $3,334,556 at June 30, 1997                   2,235,448      2,316,630
Capitalized market research products, less accumulated
  amortization of $611,947 at September 30, 1997 and
  $591,947 at June 30, 1997                                                 204,449        224,449
Deferred data accumulation costs, net of accumulated depreciation of
  $1,550,300 at September 30, 1997 and $1,530,300 at June 30, 1997          247,436        267,436
Goodwill, net of accumulated amortization of $242,954 at
  September 30,  1997 and $223,493 at June 30, 1997                       1,780,923      1,800,384
Deferred taxes                                                              228,880        228,880
Other assets                                                                234,250        240,031
                                                                        -----------    -----------
Total assets                                                            $13,992,726    $12,948,294
                                                                        ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Notes payable - bank                                                  $   315,708    $   214,575
  Accounts payable                                                        3,241,002      2,106,555
  Accrued expenses and other current liabilities                          1,712,581      2,555,230
  Accrued restructuring costs                                                55,000         91,000
  Billings in excess of costs and estimated earnings                      4,007,288      3,887,372
  Income  taxes payable                                                     348,855        166,474
                                                                        -----------    -----------
  Total current liabilities                                               9,680,434      9,021,206

Long-term liabilities

  Other long -term liabilities                                              334,402        279,020
                                                                        -----------    -----------
   Total liabilities                                                     10,014,836      9,300,226
                                                                        -----------    -----------

Shareholders' equity
  Common stock-authorized 20,000,000 shares $.001
   par value, 10,056,134 shares issued and outstanding
   at September 30, 1997 and 10,044,108 shares issued
   and outstanding at June 30, 1997                                          10,054         10,044

  Additional paid-in capital                                              3,580,910      3,576,545
  Cumulative translation  adjustment                                             26         27,095
  Retained earnings                                                         386,900         34,384
                                                                        -----------    -----------
   Total shareholders' equity                                             3,977,890      3,648,068
                                                                        -----------    -----------

Total liabilities and shareholders' equity                              $13,992,726    $12,948,294
                                                                        ===========    ===========


           (See notes to the consolidated financial statements )

                           TOTAL RESEARCH CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME



                                  September 30,    September 30,
                                      1997             1996
                                  ------------     ------------


Revenues                          $  8,242,025     $  6,561,501
Direct costs                         4,063,724        3,285,748
                                  ------------     ------------

Gross profit                         4,178,301        3,275,753

Operating expenses                   3,592,638        3,153,296
                                  ------------     ------------

Income from operations                 585,663          122,457

Interest expense, net                   (2,909)         (93,140)
Other income, net                       10,000            4,463
                                  ------------     ------------

Income before taxes                    592,754           33,780

Provision  for income taxes            240,239           11,823
                                  ------------     ------------

Net income                        $    352,515     $     21,957
                                  ============     ============

Earnings per share                $       0.03     $       0.00
                                  ============     ============


Weighted average common shares
outstanding                         11,240,125       10,171,872
                                  ============     ============


              See notes to the consolidated financial statements

                           TOTAL RESEARCH CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                    September 30,   September 30,
                                                         1997           1996
                                                     -----------     -----------

Cash flows from operating activities:
  Net income                                         $   352,515     $    21,957

   Adjustments to reconcile net income to cash
    provided by operating activities
    Depreciation                                         159,518         216,389
    Amortization                                          59,461          39,461
    Accretion of warrants                                     --           4,000
    Adjustment for foreign currency translation          (27,069)         (3,892)
   (Increase) decrease in assets
    Accounts receivable                                 (822,451)       (478,749)
    Cost and estimated earnings in
     excess of billings on uncompleted contracts         107,033          41,417
    Other assets                                          40,934          42,802
   Increase (decrease) in liabilities
    Accounts payable                                   1,134,447         (98,101)
    Accrued expenses                                    (916,138)        (85,520)
    Billings in excess of earnings                       119,916         597,772
    Income taxes payable                                 182,381          11,545
    Other liabilities                                     56,879         127,339
                                                     -----------     -----------
    Net cash provided by operating activities            447,426         436,420
                                                     -----------     -----------

   Cash flows from investing activities:
    Purchases of equipment                               (78,336)        (28,682)
    Deferred data accumulation costs                          --         (48,370)
                                                     -----------     -----------
    Net cash used by investing activities                (78,336)        (77,052)
                                                     -----------     -----------

   Cash flows from financing activities:
    (Repayment) Proceeds of debt                         101,133        (367,107)
    Proceeds under capital lease obligations, net         35,994              --
    Proceeds from issuance of common stock                 4,376          13,124
                                                     -----------     -----------
     Net cash provided by (used in ) financing
       activities                                        141,503        (353,983)
                                                     -----------     -----------
   Net increase (decrease) in cash and cash
    equivalents                                          510,593           5,385
   Cash and cash equivalents at beginning of period      678,350           4,201
                                                     -----------     -----------
   Cash and cash equivalents at end of period        $ 1,188,943     $     9,586
                                                     ===========     ===========



              See notes to the consolidated financial statements

                           TOTAL RESEARCH CORPORATION

                          Notes to Financial Statements

                           September 30, 1997 and 1996



Note 1 - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended June 30, 1998.


Note 2 - Presentation of European Subsidiary  - TR-Europe


The summary of financial information, set forth below should be read in conjunction with the consolidated financial statements as of and for the period ended September 30, 1997 and September 30, 1996. The following summarizes information on TR-Europe's Statement of Income, converted to U.S. Dollars using a weighted average exchange rate of $1.64 and $1.55, for the three month periods ended September 30, 1997 and 1996, respectively.

                             Three Months Ended
                         September 30,  September 30,
                             1997          1996
                          ----------    ----------


Revenues                  $2,807,136    $1,816,772
Direct Costs               1,380,067       878,191
                          ----------    ----------

Gross Profit               1,427,069       938,581

Operating Expenses         1,265,106       882,345
                          ----------    ----------

Income from operations       161,963        56,236

Income taxes                  53,448        16,871
                          ----------    ----------

Net Income                $  108,515    $   39,365
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

PART II - MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
       OPERATIONS


Result of Operations - First Quarter Fiscal 1997 as Compared to First Quarter Fiscal 1996.

Statement of Income Data:
(Expressed as a percentage of revenues)                  September 30,
                                                         1997      1996
                                                        -----     -----
Revenues                                                100.0%    100.0%
Direct costs                                             49.3%     50.1%
                                                        -----     -----
   Gross profit                                          50.7%     49.9%
Operating expenses                                       43.6%     48.0%
                                                        -----     -----
Income from operations                                    7.1%      1.9%
Interest expense                                          0.0%      1.4%
Other income (expense), net                               0.1%      0.0%
                                                        -----     -----
Income before income taxes                                7.2%       .5%
Provision for income taxes                                2.9%       .2%
                                                        -----     -----
Net income                                                4.3%       .3%



Revenues for the first quarter of fiscal 1998 increased 25.6% or $1,680,524 versus the same quarter in the prior year, to $8,242,025. During this period the Company realized increases in revenues in three of it's four research divisions. Both the Strategic Marketing Services and Global Health Care Divisions realized increased revenues of over 20% each; the Customer Loyalty Division realized increased revenues of just over 9% while the Regional Offices Division revenues remained consistent with last year's totals.


Direct costs for the first quarter of fiscal 1998 totaled $4,063,724, an increase of 23.7% or $777,976 versus the prior year's total of $3,285,748. As such, they were 49.3% of revenues, as compared to 50% of revenues in the prior year. This decrease in direct costs as a percentage of revenues is mainly the result of the improvement in pricing projects and realization of operating efficiencies.

Operating expenses for the first quarter of fiscal 1998 totaled $3,592,637, an increase of 13.9% or $439,341 over the same quarter in the prior year. The increase in operating expenses is mainly the result of the increase in staff and related training to complete the additional $1.7 million dollars of additional work during the period. Other factors contributing to the increase include an increase an marketing costs as well as a more focused investor relations program. Expressed as a percent of revenue, operating expenses decreased to 43.6% of revenue in the first quarter of fiscal 1998, versus 48% in the first quarter of fiscal 1997. This reduction as a percentage of revenues is part of an ongoing commitment of management to control its operating expenses. Expressed as a percentage of gross profit, operating expenses decreased to 86% of gross profit in the first quarter of fiscal 1998, versus 96% in the first quarter of fiscal 1997.

Income from operations increased $463,206 to $585,663 during the first quarter of fiscal 1998, as compared to $122,457 during the first quarter of fiscal 1997, for all the reasons set forth herein.

The Company's interest expense decreased $90,231 in the first quarter of fiscal 1998 to $2,909, as compared to $93,140 in the first quarter of fiscal 1997, as a result of the paydown of it's bank debt during fiscal 1997.

Other income totaled $10,000 for the first quarter of fiscal 1998, an increase of $5,537 versus income of $4,463 during the first quarter of fiscal 1997, due to the licensing income earned by the Company as the result of its licensing arrangement with TRCA in Argentina.

Income before taxes totaled $592,754 for the first quarter of fiscal 1998, an increase of 1655% versus $33,780 in the first quarter of fiscal 1997, for the reasons set forth above.

The income tax provision for the first quarter of fiscal 1998 was $240,239, versus $11,823 for the first quarter of fiscal 1997 due to the increased earnings of the Company.

Net income for the first quarter of fiscal 1998 was $352,515, or $.03 per share, versus earnings of $21,957 or $.00 per share for the first quarter of fiscal 1997.

The Company defines backlog as the unearned portions of its existing contracts at each balance sheet date. The Company's backlog at September 30, 1997 was approximately $12,100,000 as compared to a backlog of approximately $12,000,000 at June 30, 1997 and approximately $9,000,000 at September 30, 1995. The amount of backlog at any time may not be indicative of intermediate or long-term trends in the Company's operations.


Liquidity and Capital Resources

At September 30, 1997, the Company had a working capital deficiency of ($619,094), an increase of $531,628 from June 30, 1997, and the current ratio increased to .94 from .87. The increase in working capital and the corresponding increase in current ratio is attributable to the improving financial performance of the Company.

- For the quarter ending September 30, 1997, the Company generated cash from operations of approximately $447,000. An increase of UK revolving bank debt, additional capital leases and employee exercised stock options added an additional $142,000, for a total of $589,000 of cash available during the quarter. The major uses of this cash were an increase in cash balances of approximately $511,000 and the purchase of computer equipment and office furnishings of approximately $78,000.

       On June 30, 1997, the Company renegotiated its agreement with Summit Bank (formerly the United Jersey Bank of Princeton, New Jersey, "the Bank"").
The Agreement has been amended as follows:

       - A one year $2.5 million revolving line of credit at a variable interest rate based on certain financial ratios. As of September 30, 1997, the rate is prime plus one-half percent. As of September 30, 1997, the Company was in compliance with all of the financial ratios and has not borrowed against this line.

       - A three year $500,000 term line, secured by equipment, furniture and fixtures at an interest rate based on certain financial ratios. As of September 30, 1997, the rate is prime plus one-half percent. As of September 30, 1997, the Company has not borrowed against this line.

The Company also has a bank overdraft facility of [pound sterling] 300,000 with Coutts & Company in London, UK. The borrowings are charged at a rate of 3 percent above the UK Base Rate. At September 30, 1997 the borrowings were at [pound sterling] 196,092 (approximately U.S. $316,000) and the UK Base rate was
6.75 percent. The Company believes that its current sources of liquidity and capital resources will be sufficient to fund its long-term obligations and working capital needs for the foreseeable future.

Net Accounts Receivable totaled $5,924,047 at September 30, 1997, compared to $5,101,596 at the prior year-end, for a net increase of $822,451. The increase in receivables is primarily the result of the Company's improved invoicing procedures and increasing business.

Costs and estimated earnings in excess of billings on uncompleted contracts totaled $1,133,819 at September 30, 1997, compared to $1,240,852 at the prior year-end, for a net decrease of $107,033. This amount decreased as the result of normal fluctuations in the business.

Current and long-term deferred tax assets are at $510,780 for both September 30, 1997 and June 30, 1997. Based on the Company's history of prior operating earnings and its expectations for the future, management has determined that the future operating income of the Company should be sufficient to recognize fully these net deferred tax assets.

Fixed assets at cost, less accumulated depreciation and amortization decreased by $81,182 as of September 30, 1997 from $2,316,630 at June 30, 1997 to
$2,235,448. For the foreseeable future, the Company believes that it will not make significant fixed assets purchases.

Capitalized Market Research Products decreased by $20,000 to $204,449, versus $224,449 at June 30, 1997. During the first quarter of fiscal 1998 the Company did not invest any money in any new products.

Deferred Data Accumulation Costs decreased by $20,000 from $267,436 at June 30, 1997 to $247,436 at September 30, 1997. This decline is the result of a reduction in the annual investment the Company makes for its EquiTrend product.

Accounts payable and accrued expenses totaled $5,008,583, an increase of $255,798 during the first quarter of fiscal 1998 from $4,752,785 at June 30, 1997. This increase is primarily the result of the increasing business of the Company.

Billings in excess of earnings totaled $4,007,288, an increase of $119,916 during the first quarter of fiscal 1998 from $3,887,372 at June 30, 1997. This amount increased as the result of normal fluctuations in the business.

Income taxes payable totaled $348,855, an increase of $182,081 during the first quarter of fiscal 1998 from $166,474 at June 30, 1997. This increase is the result of the increasing profitability of the Company.

Inflation had no material effect on the financial performance of the Company during the first quarter of fiscal 1998.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

   There are no material legal actions, proceedings or litigation's pending or threatened to the knowledge of the Company.

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

                                             TOTAL RESEARCH CORPORATION
                                             ---------------------------------
                                                  (Registrant)

                                             /s/ Lorin Zissman
                                             ---------------------------------
                                             BY:  LORIN ZISSMAN,
                                             CHIEF EXECUTIVE OFFICER



                                             /s/ Eric Zissman
                                             ---------------------------------
                                             BY:  ERIC ZISSMAN
                                             CHIEF FINANCIAL OFFICER


Dated:  November 7, 1997