Form 10QSB
period 1997-12-31
TOTAL RESEARCH CORP
filed 1998-02-17
CIK 803058

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDING DECEMBER 31, 1997

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


                             YES     [X]      NO     [ ]



Common Stock, $.001 Par Value - 10,131,134 as of February 13, 1998

                           TOTAL RESEARCH CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                   December 31,            June 30,
                                                                                      1997                   1997
                                                                                      ----                   ----
ASSETS
Current assets
  Cash and cash equivalents                                                      $   1,647,023        $    678,350
  Accounts receivable, less allowance for doubtful accounts
    of $110,000 at December 31, 1997 and  June 30, 1997                              6,155,147           5,101,596
  Costs and estimated earnings in excess of billings on
    uncompleted contracts                                                            1,348,896           1,240,852
  Deferred Taxes                                                                       281,900             281,900
  Income tax refund receivable                                                               -               8,505
  Other current assets                                                                 513,869             559,281
                                                                                   -----------        ------------
  Total current assets                                                               9,946,835           7,870,484

Fixed assets, less accumulated depreciation of $3,595,184
  at December 31, 1997 and $3,334,556 at June 30, 1997                               2,134,338           2,316,630
Capitalized market research products, less accumulated
  amortization of $631,947 at December 31, 1997 and
  $591,947 at June 30, 1997                                                            184,449             224,449
Deferred data accumulation costs, net of accumulated depreciation of
  $1,570,300 at December 31, 1997 and $1,530,300 at June 30, 1997                      227,436             267,436
Goodwill, net of accumulated amortization of $262,415 at
  December 31,  1997 and $223,493 at June 30, 1997                                   1,761,462           1,800,384
Deferred taxes                                                                         228,880             228,880
Other assets                                                                           383,767             240,031
                                                                                 -------------         -----------
Total assets                                                                       $14,867,167         $12,948,294
                                                                                 =============         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Notes payable - bank                                                             $   199,272         $   214,575
  Accounts payable                                                                   3,035,063           2,106,555
  Accrued expenses and other current liabilities                                     1,799,180           2,646,230
  Billings in excess of costs and estimated earnings                                 4,562,431           3,887,372
  Income  taxes payable                                                                552,212             166,474
                                                                                   -----------        ------------
  Total current liabilities                                                         10,148,158           9,021,206

Long-term liabilities

  Other long -term liabilities                                                         312,801             279,020
                                                                                       -------             -------

     Total liabilities                                                              10,460,959           9,300,226
                                                                                   -----------        ------------

Shareholders' equity
  Common stock-authorized 20,000,000 shares $.001 par value, 10,056,134 shares issued and outstanding at December 31, 1997 and
    10,131,134 shares issued and outstanding at June 30, 1997                           10,131              10,044
  Additional paid-in capital                                                         3,580,834           3,576,545
  Cumulative translation  adjustment                                                    20,819              27,095
  Retained earnings                                                                    794,424              34,384
                                                                                  ------------        ------------
     Total shareholders' equity                                                      4,406,208           3,648,068
                                                                                   -----------        ------------

Total liabilities and shareholders' equity                                         $14,867,167         $12,948,294
                                                                                 =============         ===========

              (See notes to the consolidated financial statements)

                           TOTAL RESEARCH CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME



                                                           Three Months Ended                           Six Months Ended
                                                           ------------------                           ----------------

                                                    Dec. 31,                Dec. 31,              Dec. 31,              Dec. 31,
                                                      1997                    1996                  1997                  1996
                                                      ----                    ----                  ----                  ----
Revenues                                           $8,749,086              $6,765,057           $16,991,111           $13,326,558
Direct Costs                                        4,204,615               3,407,130             8,268,339             6,692,878
                                                   ----------              ----------           -----------           -----------
Gross Profit                                        4,544,471               3,357,927             8,722,772             6,633,680

Operating Expenses                                  3,935,362               3,175,467             7,528,000             6,328,763
                                                  -----------              ----------            ----------           -----------
Income from Operations                                609,109                 182,460             1,194,772               304,917

Interest Expense                                       (1,904)                (74,375)               (4,813)             (167,515)
Other income, net                                      25,912                  20,886                35,911                25,349
                                                -------------             -----------          ------------          ------------
Earnings before income
 taxes                                                633,117                 128,971             1,225,870               162,751

Income taxes                                          225,592                  50,621               465,830                62,444
                                                  -----------              ----------           -----------           -----------

Net income                                        $   407,525              $   78,350           $   760,040           $   100,307
                                                  -----------              ----------           -----------           -----------


Basic Earnings Per Share                                 $0.04                  $0.01                  $0.08                $0.01

Diluted Earnings Per Share                               $0.03                  $0.01                  $0.07                $0.01

Basic Weighted Ave. Shares Outstanding              10,087,764              9,965,097             10,071,330            9,933,537

Diluted Weighted Ave. Shares Outstanding            11,646,107             10,186,173             11,426,471           10,206,780




                       (See notes to Financial Statements)

                           TOTAL RESEARCH CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                          December 31,          December 31,
                                                              1997                  1996
                                                              ----                  ----
Cash flows from operating activities:
  Net income                                             $   760,040         $     100,307

    Adjustments to reconcile net income to cash
      provided by operating activities
      Depreciation                                           359,036               459,914
      Amortization                                            78,922                38,922

      Accretion of warrants                                        -                 8,000
      Adjustment for foreign currency translation            ( 6,276)               10,037
    (Increase) decrease in assets
      Accounts receivable                                 (1,053,551)             (911,612)
      Cost and estimated earnings in
        excess of billings on uncompleted contracts         (108,044)              438,161
      Other assets                                           (89,819)               56,208
    Increase (decrease) in liabilities
      Accounts payable                                       928,508                40,294
      Accrued expenses                                      (846,134)             (438,590)
      Billings in excess of earnings                         675,059             2,382,728
      Income taxes payable                                   385,738                64,941
      Other liabilities                                       16,684               142,005
                                                       -------------         -------------
      Net cash provided by operating activities            1,100,163             2,391,315
                                                       -------------        --------------

    Cash flows from investing activities:
      Purchases of equipment                                (136,743)             (314,580)
      Cash expended for Deferred data accumulation
       costs                                                       -               (88,370)
                                                       -------------        ---------------
      Net cash used by investing activities                 (136,743)             (402,950)
                                                       --------------        --------------

    Cash flows from financing activities:
      (Repayment) Proceeds of debt                           (15,303)             (966,365)
      Proceeds under capital lease obligations, net           16,180                     -
      Proceeds from issuance of common stock                   4,376                24,060
                                                       -------------         -------------
        Net cash provided by (used in ) financing
          activities                                           5,253              (942,305)
                                                       -------------         --------------
    Net increase (decrease) in cash and cash
     equivalents                                             968,673             1,046,060
    Cash and cash equivalents at beginning of period         678,350                 4,201
                                                       -------------         -------------
    Cash and cash equivalents at end of period         $   1,647,023            $1,050,261
                                                      ==============         =============


               See notes to the consolidated financial statements

                           TOTAL RESEARCH CORPORATION

                          Notes to Financial Statements

                           December 31, 1997 and 1996


Note 1 - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ended June 30, 1998.


Note 2 - Presentation of European Subsidiary  - TR-Europe


The summary of financial information, set forth below should be read in conjunction with the consolidated financial statements as of and for the period ended December 31, 1997 and December 31, 1996. The following summarizes information on TR-Europe's Statement of Income, converted to U.S. Dollars using a weighted average exchange rate of $1.66 and $1.60, for the three month periods ended September 30, 1997 and 1996, respectively and a weighted average exchange rate of $1.66 and $1.60 for the six month period ended December 31, 1997 and 1996, respectively.


                                                     Three Months Ended                 Six Months Ended
                                                Dec. 31,         Dec. 31,         Dec. 31,          Dec. 31,
                                                    1997             1996             1997              1996
                                                --------          -------         --------           -------
    Revenues                                  $2,811,119       $1,934,768       $5,618,255        $3,810,146
    Direct Costs                               1,452,350          896,268        2,832,417         1,802,786
                                              ----------        ---------       ----------      ------------

    Gross Profit                               1,358,769        1,038,500        2,785,838         2,007,360

    Operating Expenses                         1,173,056          946,906        2,418,311         1,880,775
                                            ------------        ---------       ----------        ----------

    Income from Operations                       185,713           91,594          367,527           126,585

    Income Taxes                                  61,286           34,806          128,635            50,634
                                              ----------        ---------       ----------        ----------

    Net Income                                $  124,427        $  56,788       $  238,892        $   75,951
                                              ----------        ---------       ----------        ----------

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


PART II - MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS


Result of Operations - Second Quarter Fiscal 1998 as Compared to Second Quarter Fiscal 1997.

Statement of Income Data:
(Expressed as a percentage of revenues)                         December 31,
                                                                ------------
                                                             1997           1996
                                                             ----           ----
Revenues                                                   100.0%         100.0%
Direct costs                                                48.1%          50.4%
                                                           -----          -----
   Gross profit                                             51.9%          49.6%
Operating expenses                                          45.0%          46.9%
                                                           -----          -----
Income from operations                                       6.9%           2.7%
Interest expense                                            <0.0%>         <1.1%>
Other income (expense), net                                  0.3%           0.3%
                                                            ----           ----
Income before income taxes                                   7.2%           1.9%
Provision for income taxes                                   2.6%            .7%
                                                            ----            ---
Net income                                                   4.7%           1.2%

Revenues for the second quarter of fiscal 1998 increased 29.3% or $1,984,029 versus the same quarter in the prior year, from $6,765,057 to $8,749,086 All four of the Company's divisions realized revenue increases during the period.

Direct costs for the second quarter of fiscal 1998 totaled $4,204,615, an increase of 23.% or $797,485 versus the prior year's total of $3,407,130. As such, they were 48.1% of revenues, as compared to 50.4% of revenues in the prior year. This decrease in direct costs as a percentage of revenues is mainly the result of operating efficiencies.

Operating expenses for the second quarter of fiscal 1998 totaled $3,935,362, an increase of 23.9% or $759,895 versus the prior year's total of $3,175,467. The increase in operating expenses is mainly the result of the increase in staff and related fringe benefit costs incurred to complete the additional $1.98 million dollars of additional work during the period. Other factors contributing to the increase include an increase in marketing, training and systems costs. Expressed as a percent of revenue, operating expenses decreased to 45.0% of revenue in the second quarter of fiscal 1998, versus 46.9% in the second quarter of fiscal 1997. This reduction as a percentage of revenues is part of an ongoing commitment of management to control its operating expenses. Expressed as a percentage of gross profit, operating expenses decreased to 86.6% of gross profit in the second quarter of fiscal 1998, versus 94.6% in the second quarter of fiscal 1997.

Income from operations increased $426,649 to $609,109 during the second quarter of fiscal 1998, as compared to $182,460 during the second quarter of fiscal 1997, for all the reasons set forth herein.

The Company's interest expense decreased $72,471 in the second quarter of fiscal 1998 to $1,904, as compared to $74,375 in the second quarter of fiscal 1997, as a result of the paydown of it's bank debt during fiscal 1997.

Other income totaled $25,912 for the second quarter of fiscal 1998, an increase of $5,026 versus income of $20,886 during the second quarter of fiscal 1997, due to the licensing income earned by the Company as the result of its licensing arrangement with TRCA in Argentina and rental income earned from its sub-lease agreements at its Princeton offices.

Income before taxes totaled $633,117 for the second quarter of fiscal 1998, an increase of 391% versus $128,971 in the second quarter of fiscal 1997, for the reasons set forth above.

The income tax provision for the second quarter of fiscal 1998 was $225,592, versus $50,621 for the second quarter of fiscal 1997 due to the increased earnings of the Company.

Net income for the second quarter of fiscal 1998 was $407,525, or $.03 per diluted share, versus earnings of $78,350 or $.01 per diluted share for the second quarter of fiscal 1997.

The Company defines backlog as the unearned portions of its existing contracts at each balance sheet date. The Company's backlog at December 31, 1997 was approximately $11,700,000 as compared to a backlog of approximately $12,000,000 at June 30, 1997 and approximately $10,700,000 at December 31, 1996. The amount of backlog at any time may not be indicative of intermediate or long-term trends in the Company's operations.

Results of Operations - Six Months Year to Date Fiscal 1998 as Compared to Six Months Year to Date Fiscal 1997

Statement of Income Data:
(Expressed as a percentage of revenues)

                                                              December 31,
                                                              ------------
                                                           1997           1996
                                                           ----           ----
Revenues                                                 100.0%         100.0%
Direct costs                                              48.7%          50.2%
                                                         -----          -----
   Gross profit                                           51.3%          49.8%
Operating expenses                                        44.3%          47.5%
                                                         -----          -----
Income from operations                                     7.0%           2.3%
Interest expense                                          (0.0%)         (1.3%)
Other income (expense), net                                0.2%           0.2%
                                                          ----           ----
Income before income taxes                                 7.2%           1.2%
Provision for income taxes                                 2.7%            .5%
                                                          ----            ---
Net income                                                 4.5%            .7%


Revenues for the first six months of fiscal 1998 increased 27.5% or $3,664,553 versus the first six months of the prior year, from $13,326,558 to $16,991,111. All four of the Company's divisions realized revenue increases during the period.

Direct costs increased $1,575,461 to $8,268,339 for the first six months of fiscal 1998 from $6,692,878 in fiscal 1997 for the same period, and decreased slightly to 48.7% of revenue versus 50.2% during the first six months of fiscal 1997. This decrease in direct costs as a percentage of revenues is mainly the result of operating efficiencies.

Gross profits grew $2,089,092 or 31.5% to $8,722,772 for the first six months of fiscal 1998 from $6,633,680 during the first six months of fiscal 1997. As a percent of revenues they increased to 51.3% of revenues as compared with 49.8% in the prior year period.

Operating expenses for the first six months of fiscal 1998 totaled $7,528,000, an increase of $1,199,237 or 18.9% versus the prior year's total of $6,328,763. The increase in operating expenses is mainly the result of the increase in staff and related fringe benefit costs incurred to complete the additional $3.66 million dollars of additional work during the period. Other factors contributing to the increase include an increase in marketing, training and systems costs as well as a more aggressive investor relations program. However, as a percentage of revenues, operating expenses decreased to 44.3% for the first six months of fiscal 1998 versus 47.5% for the first six months of fiscal 1997.

Income from operations increased $889,855 for the first six months of fiscal 1998, from $304,917 to $1,194,772, for the reasons set forth above. Income before income taxes increased to $1,225,870 versus $162,751 in the same period in the prior year.

Net income for the first six months of fiscal 1998 was $760,040 versus $100,307 for the same period in the prior year.



Liquidity and Capital Resources

At December 31, 1997, the Company had a working capital deficiency of ($201,323), an increase of $949,399 from June 30, 1997, and the current ratio increased to .98 from .87. The increase in working capital and the corresponding increase in current ratio is attributable to the improving financial performance of the Company.

For the six months ending December 31, 1997, the Company generated cash from operations of approximately $1,100,000. Additional capital leases and employee exercised stock options added approximately $5,000, for a total of $1,105,000 of cash available during the quarter. The major uses of this cash were the following:

-     Increase cash balances by approximately $968,000.

-     Purchase of computer equipment and office furnishings of approximately
      137,000.

          On June 30, 1997, the Company renewed its agreement with Summit Bank (formerly the United Jersey Bank of Princeton, New Jersey, "the Bank""). The Agreement has been amended as follows:

      - A one year $2.5 million revolving line of credit at a variable interest rate based on certain financial ratios. As of December 31, 1997, the rate is prime plus one-half percent. As of December 31, 1997, the Company was in compliance with all of the financial ratios and has not borrowed against this line.

       - A three year $500,000 term line, collateralized by equipment, furniture and fixtures at an interest rate based on certain financial ratios. As of December 31, 1997, the rate is prime plus one-half percent. As of December 31, 1997, the Company has not borrowed against this line.

The Company also has a bank overdraft facility of pound sterling 300,000 with Coutts & Company in London, UK. The borrowings are charged at a rate of 3 percent above the UK Base Rate. At December 31, 1997 the borrowings were at pound sterling 120,771 (approximately $199,272) and the UK Base rate was 7.25 percent. The

Company believes that its current sources of liquidity and capital resources will be sufficient to fund its long-term obligations and working capital needs for the foreseeable future.

Net Accounts Receivable totaled $6,155,147 at December 31, 1997, compared to $5,101,596 at the prior year-end, for a net increase of $1,053,551. The increase in receivables is primarily the result of the Company's improved invoicing procedures and increasing business.

Costs and estimated earnings in excess of billings on uncompleted contracts totaled $1,348,896 at December 31, 1997, compared to $1,240,852 at the prior year-end, for a net increase of $108,044. This amount increased as the result of normal fluctuations in the business.

Current and long-term deferred tax assets are at $510,780 for both December 31, 1997 and June 30, 1997. Based on the Company's history of prior operating earnings and its expectations for the future, management has determined that the future operating income of the Company should be sufficient to recognize fully these net deferred tax assets.

Fixed assets at cost, less accumulated depreciation and amortization decreased by $182,292 as of December 31, 1997 from $2,316,630 at June 30, 1997 to
$2,134,338. For the foreseeable future, the Company believes that it will not make significant fixed assets purchases.

Capitalized Market Research Products decreased by $40,000 to $184,449, versus $224,449 at June 30, 1997. During the first six months of fiscal 1998 the Company's investment in new products was minimal.

Deferred Data Accumulation Costs decreased by $40,000 from $267,436 at June 30, 1997 to $227,436 at December 31, 1997. This decline is the result of a reduction in the annual investment the Company makes for its EquiTrend product.

Accounts payable and accrued expenses totaled $4,834,243, an increase of $81,458 during the first six months of fiscal 1998 from $4,752,785 at June 30, 1997. This increase is primarily the result of the increasing business of the Company.

Billings in excess of earnings totaled $4,562,431, an increase of $675,059 during the first six months of fiscal 1998 from $3,887,372 at June 30, 1997. This amount increased as the result of normal fluctuations in the business.

Income taxes payable totaled $552,212, an increase of $385,738 during the first six months of fiscal 1998 from $166,474 at June 30, 1997. This increase is the result of the increasing profitability of the Company.

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

                                       TOTAL RESEARCH CORPORATION
                                       --------------------------
                                              (Registrant)


                                       /s/ LORIN ZISSMAN
                                       --------------------------
                                       BY: LORIN ZISSMAN,
                                       CHIEF EXECUTIVE OFFICER


                                       /S/ ERIC ZISSMAN
                                       ---------------------------------
                                       BY:  ERIC ZISSMAN
                                       CHIEF FINANCIAL OFFICER


Dated:  February 13, 1998