Form 10QSB
period 1998-03-31
TOTAL RESEARCH CORP
filed 1998-05-15
CIK 803058

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDING MARCH 31, 1998

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

Commission File Number: 0-15692

                           TOTAL RESEARCH CORPORATION
                 (Name of small business issuer in its charter)

DELAWARE                                                              22-2072212
--------                                                              ----------
(State of other jurisdiction of                                    (IRS Employer
incorporation or organization)                               Identification No.)

                           Princeton Corporate Center
                               5 Independence Way
                        Princeton, New Jersey 08543-5305
                    (Address of principal executive offices)

                     Issuer's telephone number: 609-520-9100

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
YES |X|    NO |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 14, 1998.

Common Stock, Par Value $.001                               10,131,134
-----------------------------                               ----------
         (Class)                                            Outstanding

Transactional Small Business Disclosure Format (check one):  Yes |_|   No |X|

Part I - Financial Information - Form 10 QSB

                           TOTAL RESEARCH CORPORATION
                           Consolidated Balance Sheets

                                                        March 31,      June 30,
                                                          1998           1997
                                                      -----------    -----------
ASSETS
Current assets
  Cash and cash equivalents                           $ 1,757,213    $   678,350
  Accounts receivable, less allowance
    for doubtful accounts of $110,000
    at March 31, 1998 and June 30, 1997                 6,228,009      5,101,596
  Costs and estimated earnings in excess
    of billings on uncompleted contracts                1,547,643      1,240,852
  Deferred Taxes                                          281,900        281,900
  Income tax refund receivable                                 --          8,505
  Other current assets                                    488,115        559,281
                                                      -----------    -----------
  Total current assets                                 10,302,880      7,870,484

Fixed assets, less accumulated depreciation
  of $3,814,191 at March 31, 1998 and
  $3,334,556 at June 30, 1997                           2,174,600      2,316,630
Capitalized market research products, less
  accumulated amortization of $651,947 at
  March 31, 1998 and $591,947 at June 30, 1997            164,449        224,449
Deferred data accumulation costs, net of
  accumulated depreciation of
  $1,590,300 at March 31, 1998 and
  $1,530,300 at June 30, 1997                             207,436        267,436
Goodwill, net of accumulated amortization
  of $281,876 at March 31, 1998 and $223,493
  at June 30, 1997                                      1,742,001      1,800,384
Deferred taxes                                            228,880        228,880
Other assets                                              223,131        240,031
                                                      -----------    -----------
Total assets                                          $15,043,377    $12,948,294
                                                      ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Notes payable - bank                                $        --    $   214,575
  Accounts payable                                      3,045,374      2,106,555
  Accrued expenses and other current
    liabilities                                         1,837,662      2,646,230
  Billings in excess of earnings                        4,360,137      3,887,372
  Income  taxes payable                                   660,555        166,474
                                                      -----------    -----------
  Total current liabilities                             9,903,728      9,021,206

Long-term liabilities

  Other long-term liabilities                             368,844        279,020
                                                      -----------    -----------
   Total liabilities                                   10,272,572      9,300,226
                                                      -----------    -----------

Shareholders' equity
  Common stock-authorized 20,000,000 shares
    $.001 par value, 10,131,134 shares
    issued and outstanding at March 31, 1998
    and 10,044,108 shares issued and
    outstanding at June 30, 1997                           10,131         10,044
  Additional paid-in capital                            3,591,771      3,576,545
  Cumulative translation  adjustment                       36,585         27,095
  Retained earnings                                     1,132,318         34,384
                                                      -----------    -----------
   Total shareholders' equity                           4,770,805      3,648,068
                                                      -----------    -----------

Total liabilities and shareholders' equity            $15,043,377    $12,948,294
                                                      ===========    ===========

              (See notes to the consolidated financial statements )

                           TOTAL RESEARCH CORPORATION
                      Consolidated Statements of Operations
                                   (Unaudited)

                                        Three Months                  Nine Months
                                      Ended March 31,               Ended March 31,
                              ----------------------------    ----------------------------
                                  1998            1997            1998            1997
                              ------------    ------------    ------------    ------------
Revenues                        $8,033,068      $7,470,957     $25,024,179     $20,797,515
Direct costs                     4,045,681       3,782,370      12,314,021      10,475,248
                              ------------    ------------    ------------    ------------
Gross Profit                     3,987,387       3,688,587      12,710,158      10,322,267

Operating Expenses               3,440,816       3,299,297      10,968,815       9,628,060
                              ------------    ------------    ------------    ------------
Income from Operations             546,571         389,290       1,741,343         694,207

Interest (Expense) income            4,332         (34,423)           (481)       (201,938)
Other income (expense), net         (5,911)           (298)         30,000          25,051
                              ------------    ------------    ------------    ------------
Income before taxes                544,992         354,569       1,770,862         517,320

Provision for income taxes         207,097         134,736         672,928         197,180
                              ------------    ------------    ------------    ------------
Net income                    $    337,894    $    219,833    $  1,097,934    $    320,140
                              ============    ============    ============    ============

Basic Earnings per share      $       0.03    $       0.02    $       0.11    $       0.03

Diluted Earnings Per Share    $       0.03    $       0.02    $       0.10    $       0.03

Basic Weighted Avg
 Shares Outstanding             10,131,134      10,017,108      10,097,973       9,919,485

Diluted Weighted Avg
 Shares Outstanding             11,670,543      10,324,065      11,557,312      10,311,955


              (See notes to the consolidated financial statements)

                           TOTAL RESEARCH CORPORATION
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                        Mar. 31,       Mar. 31,
                                                         1998           1997
                                                     -----------    -----------
Cash Flows from operating activities

Net Income                                           $ 1,097,934    $   320,140

Adjustments to reconcile net income to
 cash provided by operating activities
  Depreciation                                           479,635        670,806
  Amortization                                           178,383        110,383
  Accretion of warrants                                       --          8,000
  Adjustment for foreign currency translation              9,490         10,037

(Increase) decrease in assets
  Accounts receivable                                 (1,126,413)      (344,652)
  Cost and estimated earnings in excess of
   billings on uncompleted contracts                    (306,791)       733,633
  Other assets                                            96,571      1,050,697

Increase (decrease) in liabilities
  Accounts payable                                       938,819            759
  Accrued expenses                                      (808,569)      (341,038)
  Billings in excess of earnings                         472,765      2,586,244
  Income taxes payable                                   494,081        199,677
  Other long term liabilities                             89,824        124,181
                                                     -----------    -----------
  Net cash provided by operating activities            1,615,729      5,128,867

Cash flows from investing activities:
  Purchase of equipment                                 (337,604)      (602,326)
  Deferred data accumulation costs                            --       (132,620)
                                                     -----------    -----------
  Net cash used by investing activities                 (337,604)      (734,946)

Cash flows from financing activities:
  Repayment of debt/net                                 (214,575)    (1,509,464)
  Payment under capital lease obligations, net                --             --
  Proceeds from issuance of common stock                  15,313         59,060
                                                     -----------    -----------
  Net cash provided by (used in) financing
   activities                                           (199,262)    (1,450,404)

Net increase (decrease) in cash and cash
 equivalents                                           1,078,863      2,943,517
  Cash and cash equivalents at beginning
   of period                                             678,350          4,201
                                                     -----------    -----------
  Cash and cash equivalents at end of period         $ 1,757,213     $2,947,718
                                                     ===========    ===========

              (See notes to the consolidated financial statements)

                           TOTAL RESEARCH CORPORATION

                          Notes to Financial Statements

                             March 31, 1998 and 1997

Note 1 - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended June 30, 1998.

Note 2 - Presentation of European Subsidiary  - TR-Europe

The summary of financial information, set forth below should be read in conjunction with the consolidated financial statements as of and for the period ended March 31, 1998 and March 31, 1997. The following summarizes information on TR-Europe's Statement of Income, converted to U.S. Dollars using a weighted average exchange rate of $1.65 and $1.60, for the nine month periods ended March 31, 1998 and 1997, respectively and a weighted average exchange rate of $1.65 and $1.60 for the three month periods ended March 31, 1998 and 1997, respectively.

                               Three Months Ended           Nine Months Ended
                            -----------------------      -----------------------
                             March 31,    March 31,       March 31,    March 31,
                               1998         1997            1998         1997
                            ----------   ----------      ----------   ----------
Revenues                    $2,423,558   $2,203,325      $8,007,968   $6,013,471
Direct Costs                 1,179,410    1,119,979       3,994,764    2,922,765
                            ----------   ----------      ----------   ----------

Gross Profit                 1,244,148    1,083,346       4,013,204    3,090,706

Operating Expenses           1,133,331      929,002       3,551,642    2,809,777
                            ----------   ----------      ----------   ----------

Income from Operations         110,817      154,344         461,562      280,929

Income Taxes                    39,894       67,200         168,529      117,834
                            ----------   ----------      ----------   ----------

Net Income                  $   70,923   $   87,144      $  293,033   $  163,095


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

Result of Operations - Third Quarter Fiscal 1998 as Compared to Third Quarter Fiscal 1997.

Statement of Income Data:
(Expressed as a percentage of revenues)

                                                          Three Months Ended
                                                       -------------------------
                                                       March 31,       March 31,
                                                         1998            1997
                                                        ------          ------
Revenues                                                 100.0%          100.0%

Direct costs                                              50.4%           50.6%
                                                        ------          ------
Gross profit                                              49.6%           49.4%

Operating expenses                                        42.8%           44.2%
                                                        ------          ------
Income from operations                                     6.8%            5.2%

Interest expense                                             0%            (.5%)

Other income (expense), net                                  0%              0%
                                                        ------          ------
Income before income taxes                                 6.8%            4.7%

Provision for income taxes                                 2.6%            1.8%
                                                        ------          ------
Net income                                                 4.2%            2.9%


Result of Operations - Third Quarter Fiscal 1998 as Compared to Third Quarter Fiscal 1997-continued

Revenues for the third quarter of fiscal 1998 increased 7.5% or $562,111 versus the same quarter in the prior year, to $8,033,068. The Company's Strategic Marketing Services and Regional Offices divisions grew significantly during the period. The Company's Global Health Care and Customer Loyalty divisions had reduced revenues due to delays in the start-up of certain large quantitative projects.

The Company defines backlog as the unearned portions of its existing contracts at each balance sheet date. The Company's backlog at March 31, 1998 was approximately $13,300,000 as compared to a backlog of approximately $12,000,000 at June 30, 1997 and approximately $13,200,000 at March 31, 1997. The amount of backlog at any time may not be indicative of intermediate or long-term trends in the Company's operations.

Direct costs for the third quarter of fiscal 1998 totaled $4,045,681, an increase of 7.0% or $263,311 versus the prior year's total of $3,782,370. As such, they were 50.4% of revenues, as compared to 50.6% of revenues in the prior year. Direct costs as a percentage of revenues remained consistent with last year. The Company's business mix during the quarter was predominately quantitative and international business, which is typically completed by subcontracting the data collection phase of the project, and, therefore, generates low gross margins.

Operating expenses for the third quarter of fiscal 1998 totaled $3,440,816, an increase of 4.4% or $141,519 over the same quarter in the prior year. As such, they were 42.8% of revenues, as compared to 44.2% of revenues in the prior year. The decrease in operating costs as a percentage of revenue is the result of the Company's continuing efforts to keep its administrative costs down as it improves its revenues. Expressed as a percentage of gross profit, operating expenses decreased to 86.3% of gross profit in the third quarter of fiscal 1998, versus 89.4% in the third quarter of fiscal 1997.

Income from operations increased $157,281 to $546,571 during the third quarter of fiscal 1998, as compared to $389,290 during the third quarter of fiscal 1997, for all the reasons set forth herein.

The Company earned interest income of $4,332 in the third quarter of fiscal 1998 versus interest expense of $34,423 in the third quarter of fiscal 1997.

Other expense totaled $5,911 for the third quarter of fiscal 1998, an increase of $5,613 versus expense of $298 during the third quarter of fiscal 1997. The normal fluctuations of the business accounted for the difference from period to period.

Income before taxes totaled $544,992 for the third quarter of fiscal 1998 versus $354,569 in the third quarter of fiscal 1997 for the reasons set forth above. The income tax provision for the third quarter of fiscal 1998 was $207,097, versus $134,736 for the third quarter of fiscal 1997 due to the increased earnings of the Company.

Net income for the third quarter of fiscal 1998 was $337,894, or $.03 diluted earnings per share, versus earnings of $219,833, or $.02 diluted earnings per share for the third quarter of fiscal 1997.

Result of Operations - Nine Months Year to Date Fiscal 1998 as compared to Nine Months Year to Date Fiscal 1997

Statement of Income Data:
(Expressed as a percentage of revenues)

                                                          Nine Months Ended
                                                       -------------------------
                                                       March 31,       March 31,
                                                          1998            1997
                                                        ------          ------
Revenues                                                 100.0%          100.0%

Direct costs                                              49.2%           50.4%
                                                        ------          ------
   Gross profit                                           50.8%           49.6%

Operating expenses                                        43.8%           46.3%
                                                        ------          ------
Income from operations                                     7.0%            3.3%

Interest expense                                             0%            (.9%)

Other income (expense), net                                 .1%             .1%
                                                        ------          ------
Income before income taxes                                 7.1%            2.5%

Provision for income taxes                                 2.7%             .9%
                                                        ------          ------
Net income                                                 4.4%            1.6%


Revenues for the first nine months of fiscal 1997 increased 20.3% or $4,226,664 versus the same nine months in the prior year, to $25,024,179. The Company experienced significant increases in its revenues from its Strategic Marketing Services and Regional Offices divisions in fiscal 1998 versus the same period in fiscal 1997. Its Global Health Care division revenues were consistent with last year's totals while its Customer Loyalty Management division generated revenues less than the amount recognized for the same period for fiscal 1997. These two divisions experienced delays in large projects, which greatly impacted their revenue production for the period. These projects should be completed in the near future.

The Company defines backlog as the unearned portions of its existing contracts at each balance sheet date. The Company's backlog at March 31, 1998 was approximately $13,300,000 as compared to a backlog of approximately $12,000,000 at June 30, 1997 and approximately $13,200,000 at March 31, 1997. The amount of backlog at any time may not be indicative of intermediate or long-term trends in the Company's operations.

Direct costs increased 17.6% or $1,838,773 for the first nine months of fiscal 1998 to $12,314,021 versus the prior year's nine-month total of $10,475,248. As such, they were 49.2% of revenues, as compared to 50.4% of revenues in the prior year. The Company's business mix during the nine months was predominately quantitative and international business, which is typically completed by subcontracting the data collection phase of the project, and, therefore, generates low gross margins.

Result of Operations - Nine Months Year to Date Fiscal 1998 as compared to Nine Months Year to Date Fiscal 1997-continued

Operating expenses for the first nine months of fiscal 1998 totaled $10,968,815, an increase of 13.9% or $1,340,756 over the first nine months of fiscal 1997. Expressed as a percent of revenue, operating expenses decreased to 43.8% of revenue in the first nine months of fiscal 1998, versus 46.3% in the first nine months of fiscal 1997. The decrease in operating costs as a percentage of revenue is mainly the result of prudent controls over additional administrative spending. The additional $1.34 million in operating expenses is mostly the personnel costs associated with completing the additional work during the period. In addition, training, marketing and building the sales infrastructure contributed to the increase. Expressed as a percentage of gross profit, operating expenses were 86.3% for the first nine months of fiscal 1997 and 93.3% for the first nine months of fiscal 1996.

Income from operations increased $1,047,136 to $1,741,343 during the first nine months of fiscal 1998, as compared to $694,207 during the first nine months of fiscal 1997, for all the reasons set forth herein.

The Company's interest expense decreased $201,457 in the first nine months of fiscal 1998 to $481, as compared to $201,938 in the first nine months of fiscal 1997, as a result of the debt-free status of the Company.

Other income totaled $ 30,000 for the first nine months of fiscal 1998, an increase of $4,949 versus income of $25,051 during the first nine months of fiscal 1997 due to the licensing income earned by the Company as the result of its licensing arrangement with TRCA in Argentina.

Income before taxes increased to $1,770,862 for the first nine months of fiscal 1998 versus $517,320 in the first nine months of fiscal 1997 for the reason set forth above.

The income tax provision for the first nine months of fiscal 1998 was $672,927, versus $197,180 for the first nine months of fiscal 1997 due to the increased earnings of the Company.

Net income for the first nine months of fiscal 1998 was $1,097,934, or $.10 per fully diluted share, versus earnings of $320,140 or $.02 per fully diluted share for the first nine months of fiscal 1997.

Liquidity and Capital Resources

At March 31, 1998 the Company's working capital increased $1,549,874 to $399,152 from a deficiency of ($1,150,722) at June 30, 1997, and the current ratio increased to 1.04 from .87. The increase in working capital and the corresponding increase in current ratio are attributable to the improving financial performance of the Company.

For the nine-months ending March 31, 1998, the Company generated cash from operations of approximately $1,615,000. Employee exercised stock options added approximately $15,000, for a total of $1,630,000 of cash available during the nine-month period. The major uses of this cash were the following:

o     Increase cash balances by approximately $1,078,000.

o     Purchase of computer equipment and office furnishings of approximately
      $337,000.

o     Paid off UK bank debt of approximately $215,000.

On June 30, 1997, the Company renewed its agreement with Summit Bank (formerly the United Jersey Bank of Princeton, New Jersey, "the Bank""). The Agreement has been amended as follows:

      o A one year $2.5 million revolving line of credit at a variable interest rate based on certain financial ratios. As of March 31, 1998, the rate is prime plus one-half percent. As of March 31, 1998, the Company was in compliance with all of the financial ratios and has not borrowed against this line.

      o A three-year $500,000 term line, secured by equipment, furniture and fixtures at an interest rate based on certain financial ratios. As of March 31, 1998, the rate is prime plus one-half percent. As of March 31, 1998, the Company has not borrowed against this line.

The Company also has a bank overdraft facility of (pound)300,000 with Coutts & Company in London, UK. The borrowings are charged at a rate of 3 percent above the UK Base Rate (7.25%). At March 31, 1998 the Company had not borrowed against this line of credit. This represents the first quarter that the UK subsidiary had completely paid off this revolving line of credit. This is further indication of the Company's strength in the US and the UK. The Company believes that its current sources of liquidity and capital resources will be sufficient to fund its long-term obligations and working capital needs for the foreseeable future.

Net Accounts Receivable totaled $6,228,009 at March 31, 1998, compared to $5,101,596 at the prior year-end, for a net increase of $1,126,413. The increase in receivables is primarily the result of the Company's improved invoicing procedures and increasing business.

Costs and estimated earnings in excess of billings on uncompleted contracts totaled $1,547,643 at March 31, 1998, compared to $1,240,852 at the prior year-end, for a net increase of $306,791. This amount increased as the result of normal fluctuations in the business.

Current and long-term deferred tax assets are at $510,780 for both March 31, 1998 and June 30, 1997. Based on the Company's history of prior operating earnings and its expectations for the future, management has determined that the future operating income of the Company should be sufficient to recognize fully these net deferred tax assets.

Fixed assets at cost, less accumulated depreciation and amortization decreased by $142,030 as of March 31, 1998 from $2,316,630 at June 30, 1997 to $2,174,600.
For the foreseeable future, the Company believes that it will not make significant fixed assets purchases.

Capitalized Market Research Products decreased by $60,000 to $164,449, versus $224,449 at June 30, 1997. During the first nine months of fiscal 1998 the Company did not invest any significant money in any new products.

Deferred Data Accumulation Costs decreased by $60,000 from $267,436 at June 30, 1997 to $207,436 at March 31, 1998. This decline is the result of a reduction in the annual investment the Company makes for its EquiTrend product.

Accounts payable and accrued expenses totaled $4,883,036, an increase of $130,251 during the first nine months of fiscal 1998 from $4,752,785 at June 30, 1997. This increase is primarily the result of the increasing business of the Company.

Billings in excess of earnings totaled $4,360,137, an increase of $472,765 during the first nine months of fiscal 1998 from $3,887,372 at June 30, 1997. This amount increased as the result of normal fluctuations in the business.

Income taxes payable totaled $660,555, an increase of $494,081 during the first nine months of fiscal 1998 from $166,474 at June 30, 1997. This increase is the result of the increasing profitability of the Company.

Inflation had no material effect on the financial performance of the Company during the first nine months of fiscal 1998.

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

                                         TOTAL RESEARCH CORPORATION
                                         ---------------------------------
                                                 (Registrant)

                                         /s/  AL ANGRISANI
                                         ---------------------------------
                                         BY:  AL ANGRISANI,
                                              PRESIDENT, CHIEF EXECUTIVE
                                              OFFICER

                                         /s/  ERIC ZISSMAN
                                         ---------------------------------
                                         BY:  ERIC ZISSMAN,
                                              CHIEF FINANCIAL OFFICER

Dated: May 14, 1998