Form 10KSB
period 1998-06-30
TOTAL RESEARCH CORP
filed 1998-09-28
CIK 803058

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-KSB

[X] Annual Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934.

     For the Fiscal Year Ended June 30, 1998

[ ] Transition Period Under Section 13 or 15 (d) of the Securities Exchange Act of 1934.

     For the transition period from ___ to ___.

Commission File Number:  0-15692


                           TOTAL RESEARCH CORPORATION
                 (Name of Small Business Issuer in Its Charter)


            Delaware                                   22-2072212

--------------------------------            ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)


                           Princeton Corporate Center
                               5 Independence Way
                        Princeton, New Jersey 08543-5305
                    (Address of Principal Executive Offices)

Issuer's Telephone Number, Including Area Code:  (609) 520-9100


Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES |X|  NO |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The issuer's revenues for the fiscal year ended June 30, 1998 were $34,057,084.

The aggregate market value of the voting and non-voting stock common equity of the registrant held by non-affiliates as of September 18, 1998 was approximately $21,000,000, based on the average bid and asked prices for such common equity as reported on the Nasdaq SmallCap Market.

The number of shares of Common Stock outstanding as of September 18, 1998 was 11,406,299.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for the 1998 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

                                     PART I

Information contained or incorporated by reference in this report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), which represent the expectations or beliefs of Total Research Corporation (the "Company"), including, but not limited to, statements concerning industry performance, the Company's operations, performance, financial condition, growth and acquisition strategies, margins and growth in sales of the Company's products. For this purpose, any statements contained in this Annual Report that are not statements of historical fact may be deemed to be forward-looking statements. Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. See, e.g., "Management's Discussion and Analysis of Financial Condition and Results of Operations." No assurance can be given that the future results covered by the forward-looking statements will be achieved. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control. The following matters constitute cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties that could cause actual results to vary materially from the future results covered in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results covered in such forward-looking statements.


ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW OF THE BUSINESS

The Company is a leading full-service consultative marketing research organization that provides marketing research and information to assist its clients with the pricing and positioning of new or existing products, customer loyalty measurements, brand equity issues, organizational structure and other marketing concerns. The Company provides services for its clients by using proprietary market research technologies developed by the Company as well as other standard market research techniques.

The Company's clients consist principally of Fortune 100 corporations operating in a wide array of industries, including automotive, chemicals, consumer products, financial services, government, health care, information technologies, manufacturing, telecommunications, travel and utilities. The Company's professional staff has business experience in each industry for which it conducts market research.

The Company services its clients through four research divisions (Strategic Marketing Services, Global Health Care, Customer Loyalty Management and US Regional), each of which has specific industry and/or product expertise. The Company's divisions are located in several cities in the United States and in London, England. The Company also maintains relationships with market research organizations in South America and Asia to conduct market research internationally on behalf of the Company.

The Company operates telephone data collection centers in Tampa, Florida and London, England to assist in collecting data for clients. Each of the facilities has 80 fully computerized interviewing stations. The Company's phone centers conduct interviews utilizing computer programmed questionnaires that are immediately uploaded to the Company's central data-processing center, thereby enabling research to be collected and analyzed more efficiently and effectively.

The Company has complete in-house data processing operations, which provide for rapid, thorough and secure on-site data management and analysis. The Company supports many platforms and file types both to exchange data and to provide extensive database design and management capabilities. The Company also provides its clients with sample management and survey data results using a variety of software applications. It also has a large and continually expanding array of proprietary software developed internally to reduce research labor, assist with survey data analysis and generate client reports. The Company's software research and development team is continually engaged in efforts to develop, evaluate, and adapt new technologies to improve and expand the Company's processes, services and products.

The Company also maintains a state-of-the-art Optical Character Recognition system for scanning hardcopy sample and surveys. This scanner technology enters data directly from thousands of hardcopy questionnaires each day, eliminating the need for labor-intensive manual data entry and minimizing the risk of data-entry error.

The Company was incorporated under the laws of the State of New Jersey in 1975 and was reincorporated under the laws of the state of Delaware in 1986. The
Company maintains its principal executive offices at 5 Independence Way, Princeton, New Jersey 08543, and its telephone number is (609) 520-9100.

CLIENTS

In fiscal 1998, approximately 73 percent of the Company's revenues were earned from among the 100 largest commercial and financial companies in the world. The Company currently serves approximately 225 commercial clients and government agencies. During fiscal 1998, approximately 71 percent of the revenues earned by the Company were from clients who were previously retained by the Company. For the fiscal years ended June 30, 1998, 1997 and 1996, no single client accounted for greater than 10% of the Company's annual revenues. The following chart sets forth certain information regarding the Company's annual revenues during the past three fiscal years:


                                         Fiscal Year Ended June 30,

   Industry                              1998         1997          1996       Representative Clients
   --------                              ----         ----          ----       ----------------------

   Health Care/                                                                Bristol-Myers Squibb, Amgen, Hoffman-
   AgriBusiness                           25.3%        32.0%         28.6%     LaRoche, Pfizer, Eli Lilly, John Deere

   Telecommunications/
    Information Systems                   28.1         24.5          28.9      AT&T, IBM, Hewlett Packard, DEC, Bell
                                                                               Atlantic, US West, Microsoft

   Manufacturing/Industrial               14.1         11.1           7.2      Monsanto, Dow Chemical, Dow Corning,
                                                                               DuPont, FMC

   Consumer Products                       9.3         10.9          10.4      Bausch & Lomb, 3M, Chiquita ,Black &
                                                                               Decker, Michelin, Eastman Kodak

   Financial Services                      6.8          7.4          13.8      Merrill Lynch, Prudential,
                                                                               Fidelity Investments, Nations Bank,
                                                                               First USA

   Other                                  16.4         14.1          11.1      Ford, Mobil, BP Oil, Ryder
                                          ----         ----          ----

   Totals                                100.0%       100.0%        100.0%
                                         -----        -----         -----


PRODUCTS

The Company believes it enjoys advantages over competitors due to its ability to conduct predictive marketing research studies, which attempt to project consumer, business, or physician behavior in various alternative scenarios. The Company believes this is superior to more traditional market research, which is diagnostic in nature. The Company's principal proprietary predictive technologies include the following:

o PRICE ELASTICITY MEASUREMENT SYSTEM (PEMS(R)) permits the evaluation of pricing strategies for different products and services. PEMS is designed to enable the client to predict sales of products and services under a broad range of possible competitive pricing scenarios.

o COMPONENT ASSESSMENT (COMPASS(R)) is designed to enable clients to analyze the structure of a competitive market and to determine the effect that individual product attributes have on a customer's purchase decision. COMPASS(R) is commonly used by clients for developmental stage products and to understand the key drivers of product choice.

o PREDICTIVE SEGMENTATION(R) is a technology that enables marketers to identify the various segments and or sub-markets of individual products and to differentiate the demands of each segment. Clients utilize Predictive Segmentation to combine demographic and usage/attitude factors to determine the optimal segmentation for their products.

o TOTAL RESEARCH BIAS CORRECTION (TRBC(R)) is a technology that enables marketers to improve the accuracy and value of any research by reducing fundamental sources of bias, error and distortion in market research data. This results in a better understanding of marketing behavior and substantial improvement of the predictive accuracy and value of market research. TRBC(R) is especially valuable in multi-national studies.

o EQUITREND(R) measures the perceived quality of a brand or product based upon consumer experiences with, and perceptions of, the brand. This product is funded by the Company and is sold to a number of clients.

GEOGRAPHIC LOCATIONS

The Company's headquarters is located in Princeton, New Jersey. The Company has domestic offices in Minneapolis, Chicago, Poughkeepsie, Tampa, and one international office in London, England.

The Company has an agreement with Paradigma S.A. ("Paradigma") to license the Company's products and the name "Total Research Argentina". Paradigma represents the Company in Argentina and markets the Company's proprietary research techniques. In consideration for the use of the name "Total Research Argentina" and the Company's products, Paradigma pays royalties based on the revenues it generates from such products.

The Company has an alliance with Asia Marketing Intelligence, ("AMI"), the largest independent data collection services firm in Asia, which enables the Company to offer full, comprehensive service for the Asian component of global studies.

INTERNATIONAL OPERATIONS

Almost approximately 40% of the Company's revenues are attributable to projects that the Company conducts for its clients involving market research on a global basis. The Company has conducted research projects in Europe, South America, Canada, Africa, China, Japan, Australia, and India. To engage in its international market research activities, the Company has developed a network of relationships (such as those with Paradigma and AMI) with market research organizations in essential locations around the world. These alliances enable the Company to maintain the quality and reliability of its data collection activities.


ORGANIZATIONAL STRUCTURE

The Company currently operates four separate research divisions.

The Strategic Marketing Services ("SMS") division operates from both the Princeton and London offices. The SMS division conducts market research on a global basis in the consumer products/consumer packaging goods, information technology, telecommunications, manufacturing industries. This division is responsible for the Company's EquiTrend(R) product. SMS accounted for approximately 40% of the revenues earned by the Company in fiscal 1998.

The Global Health Care ("GHC") division is also international in nature, with staff in both the Princeton and London offices. The division conducts global market research primarily in the pharmaceutical, health care industry and biotechnology but also performs market research in the over-the-counter market and agricultural industries. GHC accounted for approximately 23% of the revenues generated by the Company in fiscal 1998.

The Customer Loyalty Management division is located in Princeton. This division provides clients with an organized, controlled means of improving their operating results and marketplace performance through the effective use of information from customers and employees. Clients are primarily from the telecommunications, travel, and banking industries. The Customer Loyalty Division accounts for approximately 21% of the revenues earned this fiscal year.

The Company's U.S. Regional Offices are located in Minneapolis, MN; Chicago, IL; and Poughkeepsie, NY. The Minneapolis office performs market research for clients primarily in the hospitality and automotive industry. Many of these clients are referred to the Company by the Carlson Marketing Group. The Chicago office conducts research in consumer package goods and information services while Poughkeepsie conducts research solely in the information services industry. Taken together, the U.S. Regional Offices account for approximately 16% of the revenues earned during fiscal 1998.

FEE ARRANGEMENTS

The  Company  generally   obtains   full-service  and  advanced  level  research
assignments through competitive bidding. Most contracts are awarded on a fixed-fee basis, subject to adjustment under certain circumstances.

The Company also designs and implements multi-client studies, such as EquiTrend(R), to address informational needs shared by multiple existing and potential clients. The Company usually develops the initial focus and study design of a multi-client study at its own expense prior to obtaining client commitments. The Company then sells the completed study to existing and potential clients on a non-exclusive basis.


COMPETITION

The market research industry is highly competitive and is characterized by a large number of relatively small organizations and a limited number of large full service organizations, many of which are believed to have financial resources greater than those of the Company. Management believes that it is currently one of the leading providers of market research and analysis services using advanced statistical techniques. In 1997, the Company was listed as the 26th largest company, measured by revenues, in the marketing research industry by Marketing News. The Company's primary competitors include: Burke Marketing Services, Inc.; M/A/R/C, Inc.; Market Facts, Inc.; National Analysts; and Walker Research Incorporated.

The Company believes that the principal competitive factors for traditional market research are the quality and validity of data collection, as well as the ability to efficiently design, execute and prepare reports on marketing research. The Company believes that the principal competitive factors for market research using advanced statistical techniques are the quality of its personnel and the Company's experience in developing and executing statistical market research. During economic downturns, the Company may experience increased competition for research budgets, which are often vulnerable to global corporate overhead reduction.

EMPLOYEES

As of June 30, 1998, the Company employed 229 full-time employees. The Company uses approximately 350 part-time, hourly employees for data gathering and processing purposes. All employees are non-union. The Company believes that its relationship with its labor force is good.

TRADEMARKS

The Company owns 17 trademarks registered with the United States Patent and Trademark Office and/or similar regulatory authorities in other countries. Federally registered trademarks have perpetual life, provided they are renewed on a timely basis and used properly as trademarks, subject to the rights of third parties to seek cancellation of the marks. The Company regards its trademarks and other proprietary rights as valuable assets and believes that they have significant value in the marketing of its products. The Company vigorously protects its trademarks against infringement.

ITEM 2.DESCRIPTION OF PROPERTY

The Company's headquarters and principal United States operating facility is located in Princeton, New Jersey. As of June 30, 1998, the Company leased approximately 51,000 square feet of office space for its Princeton operations; the lease expires June 30, 2006. The Company is currently sub-leasing approximately 20,000 square feet of this space to third parties.

The Company leases 6,083 square feet for a sales office in Minneapolis, Minnesota. The lease expires on April 30, 2001.The Company leases 1,926 square feet for its sales office in Chicago, Illinois. The lease expires on December 31, 1998. The Company leases 2,400 square feet for a sales office in Poughkeepsie, New York. The lease expires on June 30, 2000. The Company leases 7,559 square feet for a telephone data-collection facility in Tampa, Florida. The lease expires on June 30, 2001.

In the United Kingdom, the Company leases 4,800 square feet for its Chiswick, London office space. The lease expires October 31, 2003 with a tenant break clause at October 31, 1998. The Company leases approximately 6,000 square feet for its Acton, London telephone data-collection and data-processing facility. The lease expires on March 31, 1999.

ITEM 3.  LEGAL PROCEEDINGS

As of June 30, 1998 there were no material legal actions or proceedings pending or, to the knowledge of the Company, threatened, to which the property of the Company was subject, or to which the Company was a party.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal 1998, no matters were submitted to a vote of security holders of the Company.

                                     PART II

ITEM 5.  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

The high-and low-bid prices of the Company's Common Stock, as reported by NASDAQ Small Cap Market, for the Company's quarters from fiscal 1997 to date, were as follows:

                                   1ST                  2ND                  3RD                  4TH
                                 QUARTER               QUARTER             QUARTER              QUARTER
                             -----------------    -----------------    -----------------    -----------------
                             High       Low       High       Low       High       Low       High        Low

     Fiscal 1997            $1.44       $0.88    $1.00      $0.63     $1.25      $0.81      $1.28     $0.81

     Fiscal 1998            $2.03       $1.03    $2.00      $1.34     $2.10      $1.50      $4.25     $2.00


The high and low bid prices of the Company's Common Stock from July 1, to September 18, 1998 were $3.87 and $2.50, respectively.

The above listed quotes reflect inter-dealer prices without retail mark-up, mark-down or commissions and are not necessarily representative of actual transactions or of the true value of the Common Stock.

As of September 18, 1998, the Company had 498 shareholders of record of its Common Stock. The Company has never declared a dividend and does not plan to do so in the near future.

In July of 1998, the Company entered into an agreement with a number of investors pursuant to which the Company sold 1,000,000 shares of common stock at $2.25 per share and issued options to purchase an aggregate of 250,000 options of common stock at an exercise price of $2.25 per option (exercisable for 5 years).

       SELECTED FINANCIAL DATA FOR YEARS ENDED JUNE 30, 1998, 1997, 1996,
                                 1995 AND 1994

The following data has been extracted from the annual financial statements attached hereto as an exhibit:

                                                                                 Year Ended June 30,
                                                        ---------------------------------------------------------------------------
Statement of Income Data                                    1998           1997            1996             1995              1994
(000):                                                      ----           ----            ----             ----              ----
Revenues                                                $ 34,057        $ 29,443         $ 23,715         $ 19,250         $ 13,688
Direct Costs                                              16,641          14,942           11,001            7,905            6,070
                                                        --------        --------         --------         --------         --------
   Gross Profit                                           17,416          14,501           12,714           11,345           7, 618
Operating Expenses                                        14,868          13,221           13,683            9,785            6,842
Unusual Charges                                              723             -              1,101              -                -
                                                        --------        --------         --------         --------         --------

Income (Loss)from Operations                               1,825           1,280           (2,070)           1,560              776
Interest Income (Expense)                                     20            (202)            (342)            (307)             (38)
Other Income (Expense),net                                    40              50               87               59              (52)
                                                        --------        --------         --------         --------         --------
Income (Loss) Before Income Taxes                          1,885           1,128           (2,325)           1,312              686
Provision (Benefit) for Income Taxes                         760             490             (842)             552              291
                                                        --------        --------         --------         --------         --------
Income (Loss) Before Accounting Change                  $  1,125        $    638           (1,483)             760              395
                                                        --------        --------         --------         --------         --------
FAS 109 Accounting Change                                    -               -                -                -                 65
                                                        --------        --------         --------         --------         --------
Net Income (Loss)                                       $  1,125        $    638         $ (1,483)        $    760         $    460
                                                        ========        ========         ========         ========         ========
Net Income (Loss)Per Diluted Share                      $    .10        $    .06         $  (0.15)        $    .08         $    .05
                                                        ========        ========         ========         ========         ========

                                                                                 Year Ended June 30,
                                                        ---------------------------------------------------------------------------
Balance Sheet Data (000):                                   1998           1997            1996             1995              1994
                                                            ----           ----            ----             ----              ----
Working Capital (Deficiency)                            $    840        $ (1,151)        $   (163)        $    210        $  1,573
Total Assets                                              15,469          12,527           13,155           11,743           7,440
Capital Lease Obligations And Notes                           19             215            2,142            1,406             604
Payable
Stockholders' Equity                                    $  5,077        $  3,648         $  2,821         $  4,323        $  3,419


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with "Selected Historical Financial Data" and the audited Consolidated Financial Statements of the Company and the notes thereto included elsewhere in this Annual Report.

RESULTS OF OPERATIONS

The Company is a full-service consultative marketing research corporation that provides marketing research and information to assist its clients with the pricing and positioning of new or existing products, customer loyalty measurements, brand equity issues and other marketing concerns. It is organized into four divisions - Strategic Marketing Services, Global Health Care, Customer Loyalty Management, and U.S. Regional Offices.

The following table sets forth, for the periods indicated, certain historical income statement and other data for the Company and also sets forth certain of such data as a percentage of gross revenues.


                                                                              Year Ended June 30,
                                                        1998                        1997                        1996
                                                        ----                        ----                        ----
    Revenues                                      34,057        100.0%        29,443       100.0%        23,715        100.0%
    Direct costs                                  16,641         48.9         14,942        50.8         11,001         46.4
                                                  ------       ------         ------      ------         ------       ------
          Gross profit                            17,416         51.1%        14,501        49.2%        12,714         53.6
    Operating expenses                            14,868         44.1         13,221        44.9         13,683         57.7
    Unusual Costs                                    723          2.1             --          --          1,102          4.6
                                                  ------       -------        ------      ------         ------       ------
    Income (loss) from operations                  1,825          4.9%         1,280         4.3%        (2,070)        (8.7)
    Interest income (expense)                         20          0.1           (202)       (0.7)          (342)        (1.4)
    Other income (expense), net                       40          0.1             50         0.2             87          0.4
                                                  ------       -------        ------      ------         ------       ------
    Income (loss) before income taxes              1,885          5.1%         1,128         3.8%        (2,325)        (9.8)
    Provision for (benefit) from income taxes        760          1.8            490         1.6%          (842)        (3.6)
                                                  ------       -------        ------      ------         ------       ------
    Net  income(loss).                             1,125          3.3%           638         2.2%        (1.483)        (6.2%)
                                                  ======       =======        ======      =======       =======       =======

FISCAL YEAR ENDED JUNE 30, 1998 AS COMPARED TO FISCAL YEAR ENDED JUNE 30, 1997

Revenues increased approximately 15.7% from fiscal 1997 to fiscal 1998. This growth is the result of increased activity in three of the Company's four divisions. The Customer Loyalty Division experienced flat sales from year to year due to increased competition.

The gross profit of the Company improved from 49.2% of revenues in fiscal 1997 to 51.1% of revenues in fiscal 1998, primarily due to improved operating efficiencies. This improvement reflects one of management's goals which was to lower the costs of performing research without impairing the quality of the Company's products.

Operating costs remained flat from year to year as a percentage of revenues. The Company realized an unusual cost associated with the Employment Transitional Agreement with the former Chairman and Chief Executive Officer.

Income from operations increased as a percentage of revenues from 4.3% to 4.9% in fiscal 1998 or approximately $545,000. On a pro forma basis, excluding the unusual cost, income from operations increased approximately 2.7% from fiscal 1997 to fiscal 1998, which reflects the impact of the cost and expense reductions discussed by management.

Interest income (expense) changed from (0.7%) in fiscal 1997 to 0.1% in fiscal 1998. This primarily reflects the elimination of bank debt in the United Kingdom as well as better cash management in the United States.

The provision for income taxes increased due to increased income in fiscal 1998. Overall, the Company increased its net income as a percentage of sales from 2.2% in fiscal 1997 to 3.3% in fiscal 1998 or approximately $447,000, including the unusual cost in fiscal 1998.

The Company defines backlog as the unearned portions of its existing contracts at each balance sheet date. At June 30, 1998, backlog was approximately $12,300,000 as compared to a backlog of approximately $12,000,000 at June 30, 1997. The amount of backlog at any time may not be indicative of intermediate or long-term trends in the Company's operations.

FISCAL YEAR ENDED JUNE 30, 1997 AS COMPARED TO FISCAL YEAR ENDED JUNE 30, 1996

Revenues increased approximately 24.2% from fiscal 1996 to fiscal 1997, due to growth in the core business for all divisions as well as the impact of a full year of the Minneapolis office, which was acquired in 1995.

The increase in direct costs from 46.4% of revenues in fiscal 1996 to 50.8% of revenues in fiscal 1997, approximately $3,940,000, was attributed to a change in the type of research conducted by the Company as well as to an increase in international studies. The Company's research activities shifted from qualitative to quantitative studies, which resulted in substantial out-of-pocket costs for data collection. International studies also typically incur more expense from data collection costs. This shift contributed to a decrease in the Gross Profit.

Operating expenses declined as a percentage of sales, from 57.7% in fiscal 1996 to 44.9% in fiscal 1997 due to a corporate expense reduction initiative begun in late fiscal 1996. The impact of the program along with no unusual items resulted in an increase of income from operations of $1,280 from a loss of ($2,070) during fiscal 1996.

The Company defines backlog as the unearned portions of its existing contracts at each balance sheet date. At June 30, 1997, backlog was approximately $12,000,000 as compared to a backlog of approximately $9,600,000 at June 30, 1996. The amount of backlog at any time may not be indicative of intermediate or long-term trends in the Company's operations.

Liquidity and Capital Resources

In fiscal 1997, the Company was able to reduce its bank debt from approximately $3.7 million to just over $200,000 while building cash balances of approximately $700,000. In fiscal 1998, the Company's goal was to continue to build cash as the Company strengthened its balance sheet. During fiscal 1998, the Company was able to pay off the remaining part of the bank debt in the UK (approximately $215,000) and built its cash reserves to approximately $2.1 million dollars.

At June 30, 1998 the Company's working capital increased $1,951,770 to $801,048 from a deficiency of ($1,150,722) at June 30, 1997, and the current ratio increased to 1.08 from 0.87.

For the twelve-month period ended June 30, 1998, the Company generated cash from operations of approximately $1,710,000. Employee exercised stock options added approximately $309,000, for a total of $2,021,000 of cash available during the
year.   The
major uses of this cash were to increase cash balances by approximately $1,419,000 purchased computer equipment and office furnishings of approximately $385,000, and re-paid the balance of the UK bank debt (approximately $215,000).

While the Company currently has no bank debt, it does have operating lines of credit in the United States and the United Kingdom. The Company believes that its current sources of liquidity and capital resources will be sufficient to fund its long-term obligations and working capital needs for the foreseeable future.

The Company has a loan agreement with Summit Bank, located in Princeton, NJ. The loan agreement contains the following:

         o A one year $2.5 million revolving line of credit at a variable interest rate based on certain financial ratios. As of June 30, 1998, the rate is the prime rate plus one-half percent (the prime rate at June 30, 1998 was 8.5%). As of June 30, 1998, the Company was in compliance with all of the financial ratios and has not borrowed against this line.

         o A three-year $500,000 term line, secured by equipment, furniture and fixtures at an interest rate based on certain financial ratios. As of June 30, 1998, the rate is the prime rate plus one-half percent. As of June 30, 1998, the Company has not borrowed against this line.

In addition, the Company has a bank overdraft facility of (pound)300,000 with Coutts & Company in London, UK. The borrowings are charged at a rate of 3 percent above the UK Base Rate (7.25%). At June 30, 1998 the Company had not borrowed against this line of credit.

The  Company  is  currently  in   negotiations   with  Summit  Bank  for  a  ten
million-dollar acquisition line of credit. This facility, once finalized, will be used to help fund the Company's growth strategy.

In July of 1998, the Company entered into an agreement with a number of investors pursuant to which the Company sold 1,000,000 shares of common stock at
4.25 per share and issued options to purchase an aggregate of 250,000 shares of common stock at an exercise price of $2.25 per share (exercisable for 5 years). The Agreement also provides that the investors will, under certain circumstances, to provide or arrange for others to provide up to $25,000,000 in debt or equity financing to complete acquisitions and/or projects approved by the Board of Directors.

Recent Trends

In the first quarter of fiscal 1999, the Customer Loyalty Division was awarded the largest contract in the history of the Company from Microsoft Corporation. The Global Health Care Division has expanded its scope to include over-the-counter medications and agri-business markets while the Strategic Marketing Service Division is focused on providing new products to meet the needs of the business-to-business marketplace. The United States Regional Offices are embarked on an aggressive expansion effort; an office was opened in Detroit, Michigan with two additional offices planned by year-end.


Impact of Inflation

Inflation had no material effect on the financial performance of the Company during fiscal 1998.

YEAR 2000

The Company recognizes the importance of ensuring that neither its customers nor its business operations are disrupted as a result of Year 2000 software failures. At the present time, the Company believes that its systems are or will b e substantially Year 2000 compliant and does not expect Year 2000 issues to materially affect its services competitive position or financial position. However, there can be no assurance that this will be the case


ITEM 7.  FINANCIAL STATEMENTS

See annexed financial statements.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

Information required under Items 9, 10, 11 and 12 is incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-KSB with respect to its Annual Meeting of Stockholders to be held on November 18, 1998.

ITEM 13. EXHIBITS

(A) The following documents are filed as part of this Form 10-KSB at the page indicated.
                                                                            Page
                                                                            ----
(a)(1)      Consolidated Financial Statements - Report of
            Independent Auditors.........................................    F-1
            Consolidated Balance Sheets - June 30, 1997 and 1997.........    F-2
            Consolidated Statements of Operations - Years ended
            June 30, 1997 and 1996.......................................    F-4
            Consolidated Statements of Stockholder's Equity - Years
            ended June 30, 1997 and 1996.................................    F-5
            Consolidated Statements of Cash Flows - Years ended
            June 30, 1997 and 1996.......................................    F-6
            Notes to Consolidated Financial Statements...................    F-8

(a)(2)      Exhibits

     Exhibit No.                        Description
     -----------                        -----------
          3.1            Certificate of Incorporation of the Company
                         (incorporated by reference to Exhibit 3.1 to the
                         Registration Statement on Form S-18, as amended,
                         Registration No. 33-9078-NY; the "Form S-18");
          3.2            By-laws of the Company (incorporated by reference to
                         Exhibit 3.2 to the Form S-18);
          10.1           Lease, dated as of December 12, 1985, between the
                         Company and Bellemeade Development Corporation
                         (incorporated by reference to Exhibit 10.2 to the
                         Form S-18);
          10.2           Total Research Corporation Savings & Retirement Plan
                         (incorporated by reference to Exhibit 10.3 to the
                         Form S-18);
          10.3*          1995 Stock Incentive Plan;
          10.4           Employment Agreement, dated January 2, 1997, between
                         the Company and Patti Hoffman (incorporated by
                         reference to Exhibit 1 of the Company's Annual Report
                         on Form 10-K, dated June 30, 1997, (the "1997
                         Form 10-K");
          10.5           Employment Agreement, dated January 2, 1997, between
                         the Company and Eric Zissman (incorporated by reference
                         to Exhibit 1 of the 1997 Form 10-K);
          10.6           Employment Agreement, dated January 2, 1997, between
                         the Company and Mark Nissenfeld (incorporated by
                         reference to Exhibit 1 of the 1997 Form 10-K);
          10.7           Employment Agreement, dated January 2, 1997, between
                         the Company and Roger Thomas (incorporated by reference
                         to Exhibit 1 of the 1997 Form 10-K);
          10.8           Employment Agreement, dated January 2, 1997, between
                         the Company and Terri Flanagan (incorporated by
                         reference to Exhibit 1 of the 1997 Form 10-K);
          10.9**         Sublease, dated July 17, 1997, between the Company and
                         Hexaware Technologies;
          27**           Financial Data Schedule.

------------
*    To be filed by amendment.
**   Filed herewith.

(b)  Reports on Form 8-K:
     -------------------

Form 8-K, dated April 21, 1998, (announcement of the signing of the Stock Purchase Agreement);

Form 8-K, dated July 10, 1998, (announcement of the closing of the transactions contemplated by the Stock Purchase Agreement);

Form 8-K, dated August 11, 1998, (announcement of the 1998 Annual Meeting of Stockholders).

                           TOTAL RESEARCH CORPORATION
                                 AND SUBSIDIARY

                               For the Years Ended
                             June 30, 1998 and 1997



Independent Auditors Reports                                                F-1

Consolidated Balance Sheets as of June 30, 1998 and 1997                    F-2

Consolidated Statements of Operations for the Years
Ended June 30, 1998 and 1997                                                F-3

Consolidated Statements of Stockholders' Equity for the
Years Ended June 30,  1998, 1997, and 1996                                  F-4

Consolidated Statements of Cash Flows for the Years
Ended June 30, 1998 and 1997                                                F-5

Notes to the Consolidated Financial Statements                              F-6

                 (Letterhead of Amper, Politziner & Mattia P.A.)


To the Board of Directors and
Stockholders of Total Research
Corporation and Subsidiary

We have audited the accompanying consolidated balance sheets of Total Research Corporation and Subsidiary as of June 30, 1998 and 1997, and the related consolidated statements of operations, shareholder' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Total Research Corporation and Subsidiary as of June 30, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



                                          /s/AMPER, POLITZINER & MATTIA

September 21, 1998
Edison, New Jersey


                                       TOTAL RESEARCH CORPORATION AND SUBSIDIARY
                                              Consolidated Balance Sheets
                                                     June 30, 1998
                                                                                1998                   1997
                                                                                ----                   ----
Current assets
Cash and cash equivalents                                                $     2,097,347         $      678,350
Accounts receivable, less allowance for                                        6,451,545              5,101,596
 doubtful accounts of $110,000 at June 30, 1998
 and June 30, 1997
Cost and estimated earnings in excess of                                       1,201,265              1,240,852
 billings on uncompleted contracts
Deferred taxes                                                                   243,000                281,900
Other current assets                                                             715,376                567,786
                                                                                 -------                -------
                                                                              10,708,533              7,870,484

Fixed assets, less accumulated depreciation of $3,923,493 and                  2,110,914              2,316,630
$3,334,556, respectively
Goodwill, net of accumulated amortization of $301,337 and $223,493,            1,722,540              1,800,384
respectively
Deferred Taxes                                                                   361,100                228,880
Other assets                                                                     566,071                731,916
                                                                                 -------                -------
                                                                              15,469,158             12,948,294
                                                                              ----------             ----------


                                           TOTAL RESEARCH CORPORATION AND SUBSIDIARY
                                           Consolidated Balance Sheets - (continued)
                                                         June 30, 1998
Liabilities and Stockholders' Equity

Current liabilities
Current portion of notes payable                              $                               $     214,575
Accounts payable                                                  3,385,709                       2,106,555
Accrued expenses and other current liabilities                    2,834,060                       2,646,230
Billings in excess of costs and estimated earnings                3,394,545                       3,887,372
Income taxes payable                                                293,171                         166,474
                                                                 ----------                       ---------
                                                                  9,907,485                       9,021,206

Long-term liabilities                                               484,208
Other long-term liabilities                                         484,209                         279,020
                                                                 ----------                       ---------

                                                                 10,391,693                       9,300,226
                                                                 ----------                       ---------
Commitments and contingencies (Note 6)

Stockholders' equity
Common stock authorized 20,000,000 shares
 .001 par value, 10,476,108 shares issued and
 Outstanding at June 30, 1998 and 10,044,108
 Shares issued and outstanding at June 30, 1997                     10,476                          10,044
Additional paid-in capital                                       4,172,904                       3,576,545
Cumulative translation adjustment                                   22,602                          27,095
Retained earnings                                                1,159,201                          34,384
                                                                 ---------                       ---------
                                                                 5,365,183                       3,648,068
Less: Treasury Stock                                               (287,717)                             -
                                                                 ---------                       ---------
Total Stockholders equity                                        5,077,465                       3,648,068
                                                                 ---------                       ---------

Total liabilities and shareholders' equity                    $ 15,469,158                    $ 12,948,294
                                                                ==========                      ==========

                           TOTAL RESEARCH CORPORATION
                      Consolidated Statements of Operations
                          For the Years Ended June 30,



                                                    1998               1997
                                                    ----               ----


Revenues                                        $ 34,057,084       $ 29,443,302

Direct costs                                      16,641,169         14,941,632
                                                ------------       ------------

Gross profit                                      17,415,915         14,501,670

Operating expenses                                14,868,072         13,221,437

Unusual charge                                       723,000                 --
                                                ------------       ------------

Income from operations                             1,824,843          1,280,233
Interest (expense) income                             20,424           (202,133)
Other income, net                                     40,000             50,050
                                                ------------       ------------
Income before provision
   for income taxes and effect
   of accounting change                            1,885,267          1,128,150

Provision for income taxes                           760,450            489,955
                                                ------------       ------------
Net Income                                         1,124,817            638,195


Net income                                         1,124,817       $    638,195
                                                ============       ============

Earnings per share
 Basic                                                  0.11       $       0.06
 Diluted                                                0.10       $       0.06

Earnings (loss) per share                               0.10       $       0.06
                                                ============       ============
Weighted average common shares
Outstanding  - Basic                              10,118,908          9,978,351
                  - Diluted                       11,704,804         10,357,073


                           TOTAL RESEARCH CORPORATION
                 Consolidated Statements of Stockholders' Equity

                                           Common   Stock
                                 --------------------------------
                                                                                         Cumulative
                                      Shares                          Additional         Translation
                                      Issued          Amount       Paid-In Capital       Adjustment
                                 ----------------- -------------- ------------------- ------------------
Balance - June, 1996                    9,882,108        $ 9,882         $ 3,505,835        $  (90,685)

Exercise of options                       162,000            162              70,710                  -

Translation adjustment                          -              -                   -            117,780

    Net Income - 1997                           -              -                   -                  -
                                 ----------------  -------------  ------------------- -----------------

Balance - June 30, 1997                10,044,108         10,044           3,576,545             27,095

Exercise of Options                       432,000            432             172,359                  -

Tax Benefit - Exercise of
Options                                                                      424,000

Translation adjustment                          -              -                   -            (4,493)

    Net Income - 1998                           -              -                   -                  -
                                 ----------------- -------------  ------------------- -----------------


Balance-June 30, 1998                  10,476,108       $ 10,476        $  4,172,904        $    22,602
                                       ==========       ========        ============        ===========

                                      Retained                Treasury Stock
                                      Earnings
                                    (Accumulated
                                      Deficit)            Sharbi
                                 ------------------- ----------------- ----------------
Balance - June, 1996                    $ (603,811)

Exercise of options                               -

Translation adjustment                            -

    Net Income - 1997                       638,195                 -                -
                                            -------          --------          -------

Balance - June 30, 1997                      34,384                                  -

Exercise of Options                               -            92,930          287,717

Tax Benefit - Exercise of
Options

Translation adjustment                            -

    Net Income - 1998                     1,124,817                 -                -
                                          ---------         ---------         --------
Balance-June 30, 1998                   $ 1,159,201           $92,930         $287,717
                                        ===========           =======         ========


                           TOTAL RESEARCH CORPORATION
                      Consolidated Statements of Cash Flows
                   For the Years Ended June 30, 1998 and 1997

                                                           1998           1997
                                                           ----           ----

Cash flows from operating activities
Net income                                            $  1,124,817   $   638,195
                                                      ------------   -----------
Adjustments to reconcile net income
 to cash provided by operating activities
Depreciation                                               588,937       634,903
Amortization                                               237,844       237,844
Accretion of warrants                                            -         8,000
Deferred tax benefit                                      (93,320)       262,015
(Increase) decrease
Accounts receivable                                    (1,349,949)     (935,110)
Cost and estimated earnings in excess of billing
 on uncompleted contracts                                   39,587       496,882
Other current assets                                     (147,591)       136,047
Other assets                                               (5,845)        13,251
Income tax refund receivable                                     -       841,495
Increase (decrease) in liabilities
Accounts payable                                         1,279,154       158,151
Accrued expenses and other current liabilities             187,830       942,376
Accrued restructuring costs                                      -     (425,500)
Billings in excess of costs and estimated
 earnings                                                (492,827)     1,772,230
Income taxes payable                                       126,697        80,171
Other long-term liabilities                                205,189        40,957
                                                           -------        ------
Net cash provided by operating activities                1,712,213     4,934,094
                                                         ---------     ---------

Cash flows from investing activities
Purchases of equipment                                   (383,221)     (721,328)
                                                     ---------------------------
                                                         (383,221)     (721,328)
                                                         ---------     ---------
                                       F-6

                           TOTAL RESEARCH CORPORATION
               Consolidated Statements of Cash Flows - (continued)
                          For the Years Ended June 30,

                                                      1998         1997
                                                      ----         ----
Cash flows from financing activities
Repayment of debt                                  (214,575)    (3,512,217)
Payment under capital lease
obligations, net                                           -       (97,272)
Proceeds from issuance of common stock               309,073         70,872
                                                    --------     ----------
  Net cash provides by (used in) financing
       Activities                                     94,498    (3,538,617)
                  -                                 --------     ----------
Effect of exchange rate changes on cash              (4,493)        32,187
                                                    --------     ----------
Net increase (decrease) in cash and cash
 equivalents                                       1,418,997       674,149
Cash and cash equivalents - beginning                678,350         4,201
                                                   ---------     ---------
Cash and cash equivalents  - ending            $   2,097,347   $   678,350
                                               =============   ===========
Supplemental disclosures
Income taxes paid                              $      54,750   $    90,149
Interest paid                                  $      17,759       191,370

Non-cash financing activity (treasury stock)
Exchange of common stock as payment for
exercised stock options                        $     287,717   $         -

                    TOTAL RESEARCH CORPORATION AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements


Note 1 - The Company
The Company was formed in 1975. The Company performs marketing research for various Fortune 1000 companies in a broad spectrum of industries.

The Company services these clients through its U.S. locations in Princeton, NJ; Poughkeepsie, NY; Minneapolis, MN; Chicago, IL; Detroit, MI; Tampa, FL; and its overseas location, London, UK.

Note 2 - Summary of Significant Accounting Policies

Revenue Recognition
-------------------
The Company employs the percentage of completion method of accounting for reporting its revenues on its single-client studies, while on multi-client studies it recognizes revenues when the results are delivered to its clients. Clients are generally billed in accordance with the terms of the applicable contracts, which are not necessarily indicative of the stage of completion of the project.

For single-client studies, the stage of completion and earned revenues are determined for each project for the applicable period. The amount by which the work completed exceeds billings to clients is carried as a current asset on the Company's balance sheet and is shown as "costs and estimated earnings in excess of billings on uncompleted contracts. Where billing exceed work completed with the amounts is carried on the Company's balance sheet as a current liability and is shown as "billings in excess of costs and estimated earnings."

Principles of Consolidation
---------------------------
The consolidated  financial  statements  include the accounts of the Company and
its  subsidiary,   Total  Research   Limited,   after  elimination  of  material
intercompany accounts and transactions.

Use of Estimates
----------------
The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents
-------------------------
For the purpose of the statement of cash flows, cash equivalents include the deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

                    TOTAL RESEARCH CORPORATION AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements

Note 2  -  Summary of Significant Accounting Policies (cont'd)

Fixed Assets
------------
Fixed assets are stated at cost. Depreciation is computed using various methods over the estimated useful lives of the assets: three years for transportation equipment and five to ten years for office equipment and furnishings. Leasehold improvements are amortized over the shorter of the economic lives or the underlying lease term. Repairs and maintenance, which do not extend the useful lives of the related assets, are expensed as incurred.

Capitalized Market Research Products
------------------------------------
Market Research products are standardized packages comprised of certain computer software and proven methodologies which are used to process and analyze data for single-client or multi-client studies.

Such costs are capitalized on establishment of technological feasibility and are amortized on the straight line method over five years or the estimated period of future economic benefit, whichever is shorter. This assessment of recoverability requires management judgement relating to analytical future gross revenues, estimated economic life and changes in technology, on a product by product basis. Related amortization expense is $80,000 for 1998 and 1997.

Deferred Data Accumulation Costs
--------------------------------
The Company accumulates data across a wide variety of products and industries for use in its analysis of client-specific data. The costs of accumulating data related to single-client studies are charged to client projects as incurred. The costs of accumulating data for use in specific multi-client studies are capitalized and depreciated over five years or the estimated remaining periods for which the data provides future economic benefits, whichever is shorter. The assessment of recoverability of such costs requires considerable judgment by management with respect to certain factors including anticipated future gross revenue and estimated economic life. These factors are considered on a database-by-database basis. Total amortization expense for deferred data accumulation costs was approximately, $80,000 for the years ended June 30, 1998 and 1997, respectively.

                    TOTAL RESEARCH CORPORATION AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements

Note 2  -  Summary of Significant Accounting Policies (cont'd)

Deferred Rent
-------------
The excess of lease payments on a straight-line basis over the actual monthly payments is recorded as deferred rent which will reverse in future periods. Included in other long-term liabilities is deferred rent of approximately $309,000 and $148,000 as of June 30, 1998 and 1997 respectively.

Goodwill
--------
Goodwill has been recorded in relation to the excess of the purchase price over the fair values of the identified assets acquired. The Company amortizes goodwill over 25 years. The carrying value of goodwill is evaluated periodically in relation to the operating performance and future undiscounted net cash flows of the underlying business. Investment adjustments will be recorded if the sum of expected future net cash flows is less than the book value of the goodwill.

Income Taxes
------------
The provision for income taxes includes Federal, foreign, state and local income taxes currently payable and receivable and those deferred because of temporary differences between the financial statement and tax basis of assets and liabilities. The unremitted earnings of the Company's foreign subsidiary are considered to be permanently reinvested and are not expected to be remitted to the parent company.

Earnings Per Common Share
-------------------------
Effective for the Company's financial statements for the year ended June 30, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," (SFAS 128). SFAS128 replaces the presentation of primary earnings per share ("EPS") and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS assumes conversion of dilutive options and warrants, and the issuance of common stock for all other potentially dilutive equivalent shares outstanding.

All EPS data for prior periods has been restated. The adoption of SFAS 128 did not have a material effect on the Company's reported EPS amounts.

Foreign Operations
------------------
The assets and liabilities of Total Research Limited operations are translated at current exchange rates, and income statement accounts are translated at the weighted average rates during the period. The related translation adjustments are recorded as a separate component of shareholders equity.

Note 3 - Concentration of Cash Balance

At June 30, 1998, a cash balance of $1,300,573 was maintained in a bank account insured by the Federal Deposit Insurance Corporation (FDIC). This balance exceeds the insured amount of $100,000.

Note 4 - Fixed Assets
Fixed assets consist of the following:

                                                 June 30,
                                     1998                       1997
                                     ----                       ----

Office Equipment & Fixtures          $    5,729,984             $    5,346,602

Leasehold Improvements                      304,423                    304,584
                                     --------------             --------------

                                          6,034,407                  5,651,186

Less: Accumulated depreciation
        and amortization                  3,923,493                  3,334,556
                                     --------------             --------------
                                     $    2,110,914             $    2,316,630
                                     ==============             ==============


Depreciation and amortization expense for the years ended June 30, 1998 and 1997 was approximately $589,000 and $635,000, respectively.


Note  5 - Notes Payable
The Company currently has no bank debt but does have available operating lines of credit in both the United States and the United Kingdom.

The Company has the following agreement in the United States

A one year $2.5 million revolving line of credit at a variable interest rate based on certain financial ratios. As of June 30, 1998, the rate is prime (8.5% at June 30, 1998)

                   TOTAL RESEARCH CORPORATION AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements

plus one-half percent. As of June 30, 1998, the Company complied with all of the financial ratios and has not borrowed against this line.

A three-year $500,000 term line collateralized by equipment, furniture and fixtures at an interest rate based on certain financial ratios. As of June 30, 1998, the rate is the prime plus one-half percent. As of June 30, 1998, the Company complied with all of the financial ratios and has not borrowed against this line.

In addition, the Company has a bank overdraft facility of (pound)300,000 with Coutts and Company in London, United Kingdom. The borrowings are charged at a rate of 3 percent above the UK base Rate (at 7.25% on June 30, 1998.). At June 30, 1998, the Company had not borrowed against this line of credit.

Note 6 - Commitments and Contingencies

Operating Leases
The Company is committed under various leases for office space. In addition, the Company subleases a portion of its office premises. Approximate future minimum rental payments and sublease rentals under non-cancelable leases are as follows:


                              For the Years Ending
                                    June 30,
                    Rental                 Sublease
                    Payments               Rentals                Net
                    --------               -------                ---
1999                $  1,032,500               355,782               676,718
2000                   1,182,500               355,782               826,718
2001                   1,162,500               355,782               806,718
2002                   1,072,500               355,782               716,718
2003                   1,028,750               355,782               672,968
2004                   1,070,000                     -             1,070,000
2005                   1,070,000                     -             1,070,000
2006                   1,070,000                     -             1,070,000
                     -----------            ----------            ----------

Total minimum
payments required   $  8,688,750          $  1,778,910          $  6,909,840
                     ============          ===========           ===========

In addition to the above minimum rentals, the leases are subject to escalation clauses covering increases in real estate taxes and operating costs over the base year. The leases provide for renewal options for periods from two to ten years. Rental expense charged to operations was approximately $1,128,058 and $1,572,000 for the fiscal years ended June 30, 1998 and 1997, respectively.

                   TOTAL RESEARCH CORPORATION AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements

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

The Company has agreed to enter into a consulting agreement with a member of the Board of directors through June 30, 1999. The agreement contains provisions for a base salary of $175,000 and $200,000 for the years ended June 30, 1998 and 1999. The consultant will receive a bonus based upon corporate financial goals. If the goals are exceeded by more than $20,000, an additional 2% of the excess will be paid to the consultant.

                   TOTAL RESEARCH CORPORATION AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements

Note 7 - Income taxes

Deferred tax attributes resulting from differences between financial accounting amounts and tax basis of assets and liabilities at June 30 are as follows:

Current assets and liabilities                       1998               1997
                                                     ----               ----

Allowance for doubtful accounts                    44,000             44,000
Accrued vacation                                   64,000             79,200
Retirement plans                                   54,000             83,200
Accrued royalties                                  39,000             39,100
Accrued restructuring costs                        42,000             36,400
Accrued expenses                                  (42,000)                 -
                                                  -------                  -

Total current deferred tax asset                  190,100            281,900
                                                  -------            -------

Non-current assets and liabilities
Depreciation                                    (220,000)          (214,320)
Deferred rental obligation                        124,000             62,000
Capitalized market research products              119,100            178,800
State net operating loss carryforward              84,000            121,000
Severance plan                                    254,000                  -
Other                                               4,000             81,400
                                                 --------            -------

Total non-current deferred tax asset              361,100            228,880
                                                 --------            -------


The Company has recorded deferred tax assets of $604,100 as of June 30, 1998. The Company has a history of operating earnings, although recognition is not assumed management has determined that the future operating income of the Company will more likely than not be sufficient to recognize fully these net deferred tax assets. No valuation allowance has been provided for either years.

As of June 30, 1998 the Company has available a New Jersey net operating loss carry forward for tax purposes of approximately $1,260,000 that begins to expire in 2003.

                    TOTAL RESEARCH CORPORATION AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements

The sources of income before income taxes for the year ended June 30 is as follows:

                                      1998                    1997
                                      ----                    ----

United States                         1,444,775               808,217
United Kingdom                        740,492               319,933
                                      ---------             ---------
Total                                 1,885,267             1,128,150




The components of the provision for income taxes for the years ended June 30 are as follows:



                                       1998                   1997
                                       ----                   ----
Current expense:
Federal                                $601,320               $99,600
State                                         -                     -
United Kingdom                          252,450               128,340
                                        -------               -------
                                        853,770               227,940
Deferred expense (benefit)             (93,320)               262,015
                                       --------               -------
                                        760,450               489,955
                                       --------               -------

Reconciliation of the U.S. statutory tax rate to the effective tax rate for the year ended June 30 is as follows:

                                           1998                     1997
                                           ----                     ----

Computed provision at the                  $641,000                  $383,571
statutory rate

Permanent differences                        33,000                    42,904

International rate differences                  450                    17,118

State income tax, net                        69,000                    48,493

Alternative minimum tax                           -                  (40,000)

Other                                        17,000                    37,869
                                            -------                   -------

Income tax provision                        760,450                   489,955
                                            -------                   -------

                   TOTAL RESEARCH CORPORATION AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements

Note  8 -  Employee Benefit and Deferred Compensation
The  Company  maintains  a  401(k)  Savings  Plan  for  the  benefit  of all its employees. The 401(k) Savings Plan is funded through the Company's and participating employees' contributions and generally provides that employees may contribute, through payroll reductions, from 1% to 15% of their compensation. The Company has, in the past, made a matching contribution in an amount equal to 50% of each participating employee's elective contribution up to 6% of the participating employee's compensation. Company contributions charged to operating expense were approximately $193,610 and $213,000 for fiscal years ended June 30, 1998 and 1997, respectively.

Note  9 -  Major Clients
In the years ended June 30, 1998 and 1997, the Company did not derive a significant portion of revenues (more than 10%) from any one client


Note  10 - Stock Option Plans

The Company has elected to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options as permitted under Financial
Accounting Standards Statement No. 123, "Accounting for Stock-Based Compensation, "(SFAS 123) the fair value alternative method. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Under SFAS 128, the Company will provide pro forma net income and pro forma earnings per share.

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

The 1995 Stock Incentive Plan has the authority to issue 1,750,000 options to existing and future Officers, Directors, Employees and Consultants of the
Company. Incentive Stock Options or Non-Statutory Stock Options become exercisable immediately and may be issued for a term of no more than five years from the date of grant, at an option price not less than 100% of the fair market value of the Company's common stock at the date of grant. In addition, any non-employee director and/or advisory board director shall be automatically granted an option to purchase 10,000 shares of common stock for each year that such person serves as a director. However, such options shall vest 33-1/3% for each twelve months of continuous service until fully vested.

                   TOTAL RESEARCH CORPORATION AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements

The 1995 Stock Incentive Plan for Total Research, Ltd. has the authority to issue 245,000 options. This plan has similar terms and conditions to the 1995 Stock Incentive Plan. Pro forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for all options was estimated at the date of grant using the Black-Scholes option "pricing model with the following weighted-average assumptions for June 30, 1998 and 1997 respectively: risk-free interest rates of 5.72% and 6.50%; dividend yields of 0% and 0%; volatility factors of the expected market price of the Company's common stock of .75 and
 .76; and a weighted average expected life of the option of 5 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is recorded in expense in the year issued. In accordance with provisions in certain employment and consulting agreements, 1,500,000 options were issued in the year ended June 30, 1997 that do not vest until June 30, 1999 (the termination date of the agreements). Since we expect these options to fully vest at that date, the compensation expense arising from those stock options have been reflected in the 1997 pro forma amounts. The Company's pro forma information follows:


                                                           June 30,
                                                 1998                   1997
                                                 ----                   ----
Pro forma net income                       $  817,563             $   70,437

Pro forma income per share
                     Basic                       0.08                   0.01
                     Diluted                     0.07                   0.01


Pro forma compensation expense arising from stock options was $512,090 and $946,264 for the years ended June 30, 1998 and 1997, respectively. However, no compensation expense was recorded for the years ended June 30, 1998 and 1997.

                   TOTAL RESEARCH CORPORATION AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements

A summary of the Company's stock option activity, and related information for the years ended June 30, follows:



                                   1998                                            1997
                                          Weighted - Average                              Weighted - Average
                        Options          (000) Exercise Price          Options           (000) Exercise Price
Outstanding  -
Beginning of Year
                          2,832              $ 0.78                    1,526                   $0.71
   Granted                  330                2.38                    1,726                    0.83
   Exercised              (431)              (0.43)                    (162)                  (0.44)
   Forfeited               (21)              (0.86)                    (258)                  (0.87)
                          -----              ------                    -----                  ------
Outstanding  -
end of year               2,709               $1.04                    2,832                   $0.78
                          =====               =====                    =====                  ======

Exercisable  -
end of year               1,209               $1.32                    1,332                   $0.75

Weighted-average fair
value of options granted
during the year:

   Where exercise price
   equals stock price                                $1.55                                              $0.55

Following is a summary of the status of stock options outstanding at June 30, 1998:

                                        Outstanding         Options            Exercisable        Options
                                        ------------------- ------------------ ------------------ ----------------------

                                             Weighted
                                        Average Remaining   Weighted Average                       Weighted Average
Exercise Price Range  Number             Contractual Life    Exercise Price     Number             Exercise Price
--------------------- ----------------- ------------------- ------------------ ------------------ ----------------------
$  .00 - $  .99           1,996,000           3.2 years          $0.79              496,000              $0.74
$1.00 - $1.99               533,000           3.1 years          $1.10              533,000              $1.10
$2.00 - $2.99                10,000           1.8 years          $2.13               10,000              $2.13
$3.00 - $3.99               170,000           5.0 years          $3.63              170,000              $3.63

The Company received 92,300 shares of its own Common Stock with a fair market value of $288,000 in connection with the exercise of certain stock options during 1998.

                   TOTAL RESEARCH CORPORATION AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements

Note 11 -  Segment Information
The Company operates in one principal industry segment: marketing research services. Geographic financial information for the year ended June 30 (in 000's) is as follows:

                                          1998                         1997
                                          ----                         ----

Revenue
 - United States                        $    23,319                  $   20,781
 - Europe                                    10,738                       8,662
                                         ----------                   ---------
Totals                                  $    34,057                  $   29,443
                                         ==========                   =========

Operating income
  - United States                       $       980                  $      912
  - Europe                                      844                         368
                                         ---------
Totals                                  $     1,824                  $    1,280
                                         ==========                   =========

Identifiable Assets
  - United States                       $      9,718                 $    7,837
  - Europe                                    5,751                       5,111
                                          --------
Totals                                  $    15,469                  $   12,948
                                         ==========                   =========

Note 12 -  Subsequent Event

         On July 1, 1998, the Company closed an agreement with a number of investors (the "Investor Group"), pursuant to which among other things, the Investors purchased an aggregate of 1,000,000 shares of the Company's Common Stock at a price of $2.25 per share, and the Company issued to the Investors options, exercisable at any time within five(5) years from the issuance thereof, to purchase an aggregate of 250,000 shares of the Company's Common Stock at an exercise price of $2.25 per share.

         The terms of the Purchase Agreement include an undertaking by the Investors, under certain circumstances, to assist the Company in obtaining the $25,000,000 in debt or equity financing for acquisitions or other projects approved by the Board of Directors of the Company.


Note 13 -  Unusual Item

The Corporation has entered into an employment transition agreement with Lorin Zissman; Mr. Zissman, the former Chairman of the Board and Chief Executive
Officer, now hold the position of Chairman Ermitus and retains a seat on the Corporation's Board of Directors. The Agreement ends on June 30, 2001 and sets forth the total compensation to Mr. Zissman, which amounts to $723,000.

                   TOTAL RESEARCH CORPORATION AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements

Note 14 - Year 2000

The Company has a Year 2000 Compliance team comprised of essential managers and staff. They have performed an audit of the Company's systems, which included software, hardware, operating systems, data bases and processes utilized and/or created by the Company, including those used for non-information purposes, such as the building security system. The scope of the audit included all domestic and international offices. Therefore these efforts, the Company believes it will be fully protected from any risk resulting from Year 2000 situations.

As of June 30, 1998, approximately 10% of Year 2000 solutions have been implemented. By year-end 1998, the Company estimates that 70% of the solutions will be implemented for all of the Company's critical functions. The majority of the solutions involve relatively simple operating system/applications software upgrades of currently used systems.

The Company expects to spend about $150,000 incrementally during Fiscal 1999 to ensure all risks associated with the Year 2000 situation are mitigated.

Note 15 - New Accounting Standards

Comprehensive Income

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for the reporting and presentation of comprehensive income, its components and accumulated balances. Comprehensive income, as defined, includes all changes to equity except those resulting from investments by or distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company will adopt SFAS 130 in the fiscal year ending June 30, 1999. Adoption of this statement will have no impact on the Company's financial position or results of operations.

Segment Disclosure

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for the disclosure of certain information about the operating segments of a business. It also requires the disclosure of information about the products and services of the business, the geographic areas in which it operates, and its major customers. The Company will adopt SFAS 131 in the fiscal year ending June 30, 1999. Adoption of this Statement will have no impact on the Company's financial position or results of operations.

                   TOTAL RESEARCH CORPORATION AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements

Accounting for the Costs of Computer Software Developed or Obtained for Internal Use
In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 (SOP "98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 establishes standards for recording the costs of software for internal use. SOP 98-1 indicated that certain costs incurred in the development or purchase of software designated for internal use should be capitalized. All other associated costs should be expensed. The Company will adopt SOP 98-1 in the fiscal year ending June 30, 2000. Adoption of this statement is not anticipated to have a material effect on the Company's financial position or results of operations.

Reporting on the Costs of Start-Up
In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP "98-5"), "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires the costs of start-up activities and organization costs to be expensed as incurred. It defines start-up activities as one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer, initiating a new process in an existing facility, or commencing some new operation. The Company will adopt SOP 98-5 in the fiscal year ending June 30, 1999. Adoption of this statement is not anticipated to have a material effect on the Company's financial position or results of operations.

                                   Signatures

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                TOTAL RESEARCH CORPORATION


Dated: September 28, 1998       By:  /s/ ALBERT ANGRISANI
                                     ------------------------------------------
                                     ALBERT ANGRISANI, Chief Executive Officer

In accordance with Section 13 or 15 (d) of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                TOTAL RESEARCH CORPORATION


Dated: September 28, 1998       By:  /s/ DAVID BRODSKY
                                     ------------------------------------------
                                     DAVID BRODSKY, Chairman of the Board of
                                     Directors

Dated: September 28, 1998       By:  /s/ ALBERT ANGRISANI
                                     ------------------------------------------
                                     ALBERT ANGRISANI, Chief Executive Officer
                                     (principal executive officer), Director

Dated: September 28, 1998       By:  /s/ ERIC C. ZISSMAN
                                     ------------------------------------------
                                     ERIC C. ZISSMAN, Chief Financial Officer
                                     (principal financial and accounting
                                      officer)

Dated: September 28, 1998       By:  /s/HOWARD SHECTER
                                     ------------------------------------------
                                     HOWARD SHECTER, Esq., Director

Dated: September 28, 1998       By:  /s/ GEORGE LINDEMANN
                                     ------------------------------------------
                                     GEORGE LINDEMANN, Director

Dated: September 28, 1998       By:  /s/ ANTHONY GALLI
                                     ------------------------------------------
                                     ANTHONY GALLI, Director

Dated: September 28, 1998       By:  /s/ ROGER THOMAS
                                     ------------------------------------------
                                     ROGER THOMAS, Director