Form 10KSB/A
period 1998-06-30
TOTAL RESEARCH CORP
filed 1998-10-02
CIK 803058

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-KSB/A
                                 Amendment No. 1

[X] Annual Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934.

     For the Fiscal Year Ended June 30, 1998

[ ] Transition Period Under Section 13 or 15 (d) of the Securities Exchange Act of 1934.

     For the transition period from ___ to ___.

Commission File Number:  0-15692


                           TOTAL RESEARCH CORPORATION
                           --------------------------
                 (Name of Small Business Issuer in Its Charter)


             Delaware                                   22-2072212
--------------------------------            ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)


                           Princeton Corporate Center
                           --------------------------
                               5 Independence Way
                        Princeton, New Jersey 08543-5305
                    (Address of Principal Executive Offices)

Issuer's Telephone Number, Including Area Code:  (609) 520-9100


Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of Class)

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


                           Fiscal Year Ended June 30,


Industry                              1998         1997          1996       Representative Clients
--------                              ----         ----          ----       ----------------------
Health Care/                                                                Bristol-Myers Squibb, Amgen, Hoffman-
AgriBusiness                           25.3%        32.0%         28.6%     LaRoche, Pfizer, Eli Lilly, John Deere
Telecommunications/
 Information Systems                   28.1         24.5          28.9      AT&T, IBM, Hewlett Packard, DEC, Bell
                                                                            Atlantic, US West, Microsoft

Manufacturing/Industrial               14.1         11.1           7.2      Monsanto, Dow Chemical, Dow Corning,
                                                                            DuPont, FMC

Consumer Products                       9.3         10.9          10.4      Bausch & Lomb, 3M, Chiquita, Black &
                                                                            Decker, Michelin, Eastman Kodak

Financial Services                      6.8          7.4          13.8      Merrill Lynch, Prudential,
                                                                            Fidelity Investments, Nations Bank,
                                                                            First USA

Other                                  16.4         14.1          11.1      Ford, Mobil, BP Oil, Ryder
                                     ------       ------        ------

Totals                                100.0%       100.0%        100.0%
                                     ------       ------        ------

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

GEOGRAPHIC LOCATIONS

The Company's headquarters is located in Princeton, New Jersey. The Company has domestic offices in Minneapolis , Chicago, Poughkeepsie, Tampa, and one international office in London, England.

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

The Strategic Marketing Services ("SMS") division operates from both the Princeton and London offices. The SMS division conducts market research on a global basis in the consumer products/consumer packaging goods, information technology, telecommunications and manufacturing industries. This division is responsible for the Company's EquiTrend(R) product. SMS accounted for approximately 40% of the revenues earned by the Company in fiscal 1998.

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

The Customer Loyalty Management division is located in Princeton. This division provides clients with an organized, controlled means of improving their operating results and marketplace performance through the effective use of information from customers and employees. Clients are primarily from the telecommunications, travel, and banking industries. The Customer Loyalty Division accounted for approximately 21% of the revenues earned this fiscal year.

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

                                     PART II

ITEM 5.  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

The Company's Common Stock trades on the Nasdaq Small Cap Market. The quarterly high and low bid prices of the Company's common stock, as reported by the Nasdaq Small Cap Market, from fiscal 1997 to date, were as follows:



                                     High                          Low
                                     ----                          ---
Fiscal 1997
     First Quarter                   $1.44                        $0.88
     Second Quarter                   1.00                         0.63
     Third Quarter                    1.25                         0.81
     Fourth Quarter                   1.28                         0.81
Fiscal 1998
     First Quarter                   $2.03                        $1.03
     Second Quarter                   2.00                         1.34
     Third Quarter                    2.10                         1.50
     Fourth Quarter                   4.25                         2.00
Fiscal 1999
     First Quarter (through
       September 18, 1998)           $2.94                        $2.75

The above listed quotes reflect inter-dealer prices without retail mark-up, mark-down or commissions and are not necessarily representative of actual transactions or of the true value of the Common Stock.

As of September 18, 1998, the Company had 498 shareholders of record of its Common Stock. The Company has never declared a dividend and does not plan to do so in the near future.

In July of 1998, the Company entered into an agreement with a number of investors pursuant to which the Company sold 1,000,000 shares of Common Stock at $2.25 per share and issued options to purchase an aggregate of 250,000 shares of Common Stock at an exercise price of $2.25 per share (exercisable for 5 years). Such Common Stock was sold in a transaction that was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

                     SELECTED FINANCIAL DATA FOR YEARS ENDED
                    JUNE 30, 1998, 1997, 1996, 1995 AND 1994

The following data has been extracted from the annual financial statements attached hereto as an exhibit:

                                                               Year Ended June 30,
                                        -------------------------------------------------------
Statement of Income Data (000):           1998        1997        1996       1995        1994
                                          ----        ----        ----       ----        ----
Revenues                                $ 34,057   $ 29,443    $ 23,715    $ 19,250    $ 13,688
Direct Costs                              16,641     14,942      11,001       7,905       6,070
                                        --------   --------    --------    --------    --------
   Gross Profit                           17,416     14,501      12,714      11,345       7,618
Operating Expenses                        14,868     13,221      13,683       9,785       6,842
Unusual Charges
                                             723         --       1,101          --          --
                                        --------   --------    --------    --------    --------
Income(Loss)from Operations                1,825      1,280      (2,070)      1,560         776
Interest Income (Expense)                     20       (202)       (342)       (307)        (38)
Other Income (Expense),net                    40         50          87          59         (52)
                                        --------   --------    --------    --------    --------
Income(Loss) Before Income Taxes           1,885      1,128      (2,325)      1,312         686
Provision (Benefit) for Income Taxes         760        490        (842)        552         291
                                        --------   --------    --------    --------    --------
Income(Loss) Before Accounting Change   $  1,125   $    638      (1,483)        760         395
                                        --------   --------    --------    --------    --------
FAS 109 Accounting Change                     --         --          --          --          65
                                        --------   --------    --------    --------    --------
Net Income (Loss)                       $  1,125   $    638    $ (1,483)   $    760    $    460
                                        ========   ========    ========    ========    ========
Net Income(Loss)Per Diluted Share       $    .10   $    .06    $  (0.15)   $    .08    $    .05
                                        ========   ========    ========    ========    ========

                                                               Year Ended June 30,
                                        -------------------------------------------------------
Balance Sheet (000):                      1998        1997        1996       1995        1994
                                          ----        ----        ----       ----        ----
Working Capital (Deficiency)            $    801   $ (1,151)   $   (163)   $    210   $  1,573
Total Assets                              15,469     12,948      13,155      11,743      7,440
Capital Lease Obligations And Notes
Payable                                       19        215       2,142       1,406        604
                                        --------   --------    --------    --------   --------
Stockholders' Equity                    $  5,077   $  3,648    $  2,821    $  4,323   $  3,419



ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with "Selected Historical Financial Data" and the audited Consolidated Financial Statements of the Company and the notes thereto included elsewhere in this Annual Report.

RESULTS OF OPERATIONS

The Company is a full-service consultative marketing research corporation that provides marketing research and information to assist its clients with the pricing and positioning of new or existing products, customer loyalty measurements, brand equity issues and other marketing concerns. It is organized into four divisions Strategic Marketing Services, Global Health Care, Customer Loyalty Management, and U.S. Regional Offices.

The following table sets forth, for the periods indicated certain historical income statement and other data for the Company and also sets forth certain of such data as a percentage of gross revenues.

                                                                                    Year Ended June 30,
                                                            1998                         1997                        1996
                                                            ----                         ----                        ----
Revenues                                           $34,057        100.0%        $29,443       100.0%        $23,715        100.0%
Direct costs                                        16,641         48.9          14,942        50.8          11,001         46.4
                                                    ------        -----          ------       -----          ------        -----
      Gross profit                                  17,416         51.1%         14,501        49.2%         12,714         53.6
Operating expenses                                  14,868         44.1          13,221        44.9          13,683         57.7
Unusual Costs                                          723          2.1              --          --           1,102          4.6
                                                    ------         ----          ------        ----          ------         ----
Income (loss) from operations                        1,825          4.9%          1,280         4.3%         (2,070)        (8.7)
Interest income (expense)                               20          0.1            (202)       (0.7)           (342)        (1.4)
Other income (expense), net                             40          0.1              50         0.2              87          0.3
                                                     -----          ---           -----        ----          ------         ----
Income (loss) before income taxes                    1,885          5.1%          1,128         3.8%         (2,325)        (9.8)%
Provision for (benefit) from income taxes              760          1.8             490         1.6%           (842)        (3.6)
                                                     -----          ---           -----         ----         -------        -----
Net  income(loss)                                 $  1,125          3.3%      $     638         2.2%        $(1.483)        (6.2%)
                                                  ========          ===       =========         ====        ========        ======


FISCAL YEAR ENDED JUNE 30, 1998 AS COMPARED TO FISCAL YEAR ENDED JUNE 30, 1997

Revenues increased approximately 15.7 percent from fiscal 1997 to fiscal 1998. This growth is the result of increased activity in three of the Company's four divisions. The Customer Loyalty Division experienced flat sales from year to year due to increased competition.

The gross profit of the Company improved from 49.2 percent of revenues in fiscal 1997 to 51.1 percent of revenues in fiscal 1998, primarily due to improved operating efficiencies. This improvement reflects one of management's goals which was to lower the costs of performing research without impairing the quality of the Company's products.

Operating costs remained flat from year to year as a percentage of revenues. The Company realized an unusual cost associated with the Employment Transitional Agreement with the former Chairman and Chief Executive Officer.

Income from operations increased as a percentage of revenues from 4.3 percent to
4.9 percent in fiscal 1998 or approximately $545,000. On a pro forma basis, excluding the unusual cost, income from operations increased approximately 2.7 percent from fiscal 1997 to fiscal 1998, which reflects the impact of the cost and expense reductions discussed by management.

Interest income (expense) changed from (0.7 percent) in fiscal 1997 to 0.1 percent in fiscal 1998. This primarily reflects the elimination of bank debt in the United Kingdom as well as better cash management in the United States.

The provision for income taxes increased due to increased income in fiscal 1998. Overall, the Company increased its net income as a percentage of sales from 2.2 percent in fiscal 1997 to 3.3 percent in fiscal 1998 or approximately $447,000, including the unusual cost in fiscal 1998.

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

FISCAL YEAR ENDED JUNE 30, 1997 AS COMPARED TO FISCAL YEAR ENDED JUNE 30, 1996

Revenues increased approximately 24.2 percent from fiscal 1996 to fiscal 1997, due to growth in the core business for all divisions as well as the impact of a full year of the Minneapolis office, which was acquired in 1995.

The  increase  in direct  costs from 46.4  percent of revenues in fiscal 1996 to
50.8 percent of revenues in fiscal 1997, approximately $3,940,000, was attributed to a change in the type of research conducted by the Company as well as to an increase in international studies. The Company's research activities shifted from qualitative to quantitative studies, which resulted in substantial out-of-pocket costs for data collection. International studies also typically incur more expense from data collection costs. This shift contributed to a decrease in the Gross Profit.

Operating expenses declined as a percentage of sales, from 57.7 percent in fiscal 1996 to 44.9 percent in fiscal 1997 due to a corporate expense reduction initiative begun in late fiscal 1996. The impact of the program along with no unusual items resulted in an increase of income from operations of $1,280 from a loss of ($2,070) during fiscal 1996.

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

For the twelve-month period ended June 30, 1998, the Company generated cash from operations of approximately $1,710,000. Employee exercised stock options added approximately $310,000, for a total of $2,020,000 of cash available during the year. The major uses of this cash were to increase cash balances by approximately $1,420,000, purchase computer equipment and office furnishings of approximately $385,000, and completely pay down the balance of the UK bank debt (approximately $215,000).

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

The Company has a loan agreement with Summit Bank, located in Princeton, NJ. The loan agreement contains the following:

o A one year $2.5 million revolving line of credit at a variable interest rate based on certain financial ratios. As of June 30, 1998, the rate is the prime rate plus one-half percent (prime rate at June 30, 1998 was 8.5%). As of June 30, 1998, the Company was in compliance with all of the financial ratios and has not borrowed against this line.

o A three-year $500,000 term line, secured by equipment, furniture and fixtures at an interest rate based on certain financial ratios. As of June 30, 1998, the rate is the prime rate plus one-half percent. As of June 30, 1998, the Company has not borrowed against this line.

In addition, the Company has a bank overdraft facility of(pound)300,000 with Coutts & Company in London, UK. The borrowings are charged at a rate of 3 percent above the UK Base Rate (7.25%). At June 30, 1998 the Company had not borrowed against this overdraft facility.

The  Company  is  currently  in   negotiations   with  Summit  Bank  for  a  ten
million-dollar acquisition line of credit. This facility, once finalized, will be used to help fund the Company's growth strategy.

In July of 1998, the Company entered into an agreement with a number of investors pursuant to which the Company sold 1,000,000 shares of common stock at $2.25 per share and issued options to purchase an aggregate of 250,000 shares of common stock at an exercise price of $2.25 per share (exercisable for 5 years). The Agreement also provides that the investors will, under certain circumstances, provide or arrange for others to provide up to $25,000,000 in debt or equity financing to complete acquisitions and/or projects approved by the Board of Directors.

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

YEAR 2000

The Company recognizes the importance of ensuring that neither its customers nor its business operations are disrupted as a result of Year 2000 software failures. At the present time, the Company believes that its systems are or will be substantially Year 2000 compliant and does not expect Year 2000 issues to materially affect its services competitive position or financial position. However, there can be no assurance that this will be the case

ITEM 7.  FINANCIAL STATEMENTS

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

ITEM 13. EXHIBITS

(A) The following documents are filed as part of this Form 10-KSB at the page indicated.


  Exhibit No.                   Description
  -----------                   -----------

      3.1   Certificate  of  Incorporation  of  the  Company   (incorporated  by
            reference to Exhibit 3.1 to the Registration Statement on Form S-18,
            as amended, Registration No. 33-9078-NY; the "Form S-18");
      3.2   By-laws of the Company  (incorporated by reference to Exhibit 3.2 to the Form S-18);
      10.1  Lease,  dated as of  December  12,  1985,  between  the  Company and
            Bellemeade  Development  Corporation  (incorporated  by reference to
            Exhibit 10.2 to the form S-18);
      10.2  Total Research  Corporation  Savings & Retirement Plan (incorporated by reference to Exhibit 10.3 to the Form S-18);
      10.3  1995 Stock Incentive Plan to be filed by October 15, 1998;
      10.4  Employment Agreement, dated January 2, 1997, between the Company and
            Patti  Hoffman  (incorporated  by  reference  to  Exhibit  1 of  the
            Company's  Annual  Report on form 10-K,  dated June 30,  1997,  (the
            "1997 Form 10-K");
      10.5  Employment Agreement, dated January 2, 1997, between the Company and
            Eric  Zissman  (incorporated  by  reference to Exhibit 1 of the 1997
            Form 10-K;
      10.6  Employment Agreement, dated January 2, 1997, between the Company and
            Mark Nissenfeld  (incorporated by reference to Exhibit 1 of the 1997
            Form 10-K;
      10.7  Employment Agreement, dated January 2, 1997, between the Company and
            Roger  Thomas  (incorporated  by  reference to Exhibit 1 of the 1997
            Form 10-K;
      10.8  Employment Agreement, dated January 2, 1997, between the Company and
            Terri Flanagan  (incorporated  by reference to Exhibit 1 of the 1997
            Form 10-K;
      10.9  Sublease,  dated July 17,  1997,  between the  Company and  Hexaware
            Technologies;
      21.1  List of Subsidiaries; and
      27    Financial Data Schedule.

(B) Reports on Form 8-K:

Form 8-K, dated April 21, 1998, (announcement of the signing of the Stock Purchase Agreement);

Form 8-K, dated July 10, 1998 (announcement of the closing of the transactions contemplated by the Stock Purchase Agreement);

Form 8-K, dated August 11, 1998 (announcement of the 1998 Annual Meeting of Stockholders).

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

                               For the Years Ended
                             June 30, 1998 and 1997



Independent Auditors Reports                                        F-1

Consolidated Balance Sheets as of June 30, 1998 and 1997            F-2

Consolidated Statements of Operations for the Years Ended
June 30, 1998 and 1997                                              F-3

Consolidated Statements of Stockholders' Equity for the
Years Ended June 30, 1998 and 1997                                  F-4


Consolidated Statements of Cash Flows for the Years
Ended June 30, 1998 and 1997                                        F-5

Notes to the Consolidated Financial Statements                      F-6

                          Independent Auditor's Report


To the Board of Directors and
Stockholders of Total Research
Corporation and Subsidiary

We have audited the accompanying consolidated balance sheets of Total Research Corporation and Subsidiary as of June 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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



                                                 AMPER, POLITZINER & MATTIA, PC

September 21, 1998
Edison, New Jersey


                                       TOTAL RESEARCH CORPORATION AND SUBSIDIARY
                                              Consolidated Balance Sheets
                                                     June 30, 1998
                                                                                1998                   1997
                                                                                ----                   ----
Current assets
Cash and cash equivalents                                                $     2,097,347         $      678,350
Accounts receivable, less allowance for                                        6,451,545              5,101,596
 doubtful accounts of $110,000 at June 30, 1998
 and June 30, 1997
Cost and estimated earnings in excess of                                       1,201,265              1,240,852
 billings on uncompleted contracts
Deferred taxes                                                                   243,000                281,900
Other current assets                                                             715,376                567,786
                                                                              ----------              ---------
                                                                              10,708,533              7,870,484

Fixed assets, less accumulated depreciation of $3,923,493 and                  2,110,914              2,316,630
$3,334,556, respectively
Goodwill, net of accumulated amortization of $301,337 and $223,493,            1,722,540              1,800,384
respectively
Deferred Taxes                                                                   361,100                228,880
Other assets                                                                     566,071                731,916
                                                                              ----------             ----------
                                                                              15,469,158             12,948,294
                                                                              ==========             ==========


Liabilities and Stockholders' Equity

Current liabilities
Notes payable                                                                $        --           $   214,575
Accounts payable                                                               3,385,709             2,106,555
Accrued expenses and other current liabilities                                 2,834,060             2,646,230
Billings in excess of costs and estimated earnings                             3,394,545             3,887,372
Income taxes payable                                                             293,171               166,474
                                                                              ----------             ---------
                                                                               9,907,485             9,021,206

Long-term liabilities
Other long-term liabilities                                                      484,207               279,020
                                                                              ----------             ---------

                                                                              10,391,692             9,300,226
                                                                              ----------             ---------
Commitments and contingencies

Stockholders' equity
Common stock authorized 20,000,000 shares
 .001 par value, 10,476,108 shares issued
 at June 30, 1998 and 10,044,108
 Shares issued and outstanding at June 30, 1997                                   10,476               10,044

Additional paid-in capital                                                     4,172,904            3,576,545
Cumulative translation adjustment                                                 22,602               27,095

Retained earnings                                                              1,159,201               34,384
                                                                               ---------               ------
                                                                               5,365,183            3,648,068
Less: Treasury Stock                                                           (287,717)                   --
                                                                               --------             ----------
Total Stockholders equity                                                      5,077,466            3,648,068
                                                                               ---------            ---------

Total liabilities and stockholders' equity                                   $15,469,158          $12,948,294
                                                                             ===========          ===========

                 See accompanying notes to financial statements

                           TOTAL RESEARCH CORPORATION
                      Consolidated Statements of Operations
                          For the Years Ended June 30,



                                                    1998               1997
                                                    ----               ----

Revenues                                        $ 34,057,084       $ 29,443,302

Direct costs                                      16,641,169         14,941,632
                                                ------------       ------------

Gross profit                                      17,415,915         14,501,670

Operating expenses                                14,868,072         13,221,437

Unusual charge                                       723,000                 --
                                                ------------       ------------

Income from operations                             1,824,843          1,280,233

Interest (expense) income                             20,424           (202,133)
Other income, net                                     40,000             50,050
                                                ------------       ------------
Income before provision
   for income taxes                                1,885,267          1,128,150

Provision for income taxes                           760,450            489,955
                                                ------------       ------------

Net income                                      $  1,124,817       $    638,195
                                                ============       ============

Earnings per share
 Basic                                          $       0.11       $       0.06
 Diluted                                        $       0.10       $       0.06

Weighted average common shares
Outstanding  - Basic                              10,118,908          9,978,351
             - Diluted                            11,704,804         10,357,073


                 See accompanying notes to financial statements


                           TOTAL RESEARCH CORPORATION
                 Consolidated Statements of Stockholders' Equity

                                           Common   Stock
                                 --------------------------------
                                                                                         Cumulative
                                      Shares                          Additional         Translation
                                      Issued          Amount       Paid-In Capital       Adjustment
                                 ----------------- -------------- ------------------- ------------------
Balance - June, 1996                    9,882,108        $ 9,882         $ 3,505,835        $  (90,685)

Exercise of options                       162,000            162              70,710                 --

Translation adjustment                         --             --                  --            117,780

    Net Income - 1997                          --             --                  --                 --
                                       ----------      ---------        -------------       -----------

Balance - June 30, 1997                10,044,108         10,044           3,576,545             27,095

Exercise of Options                       432,000            432             172,359                 --

Tax Benefit - Exercise of
Options                                                                      424,000

Translation adjustment                         --             --                  --            (4,493)

    Net Income - 1998                          --             --                  --                 --
                                      ------------      --------        -------------       -----------


Balance-June 30, 1998                  10,476,108       $ 10,476        $  4,172,904        $    22,602
                                       ==========       ========        ============        ===========


                                      Retained                Treasury Stock
                                      Earnings
                                    (Accumulated
                                      Deficit)             Shares             Amount
                                    -----------------   ---------------   -------------
Balance - June, 1996                    $ (603,811)               --                --

Exercise of options                              --               --                --

Translation adjustment                           --               --                --

    Net Income - 1997                       638,195               --                --
                                         ----------         ---------         --------

Balance - June 30, 1997                      34,384                           $     --

Exercise of Options                              --            92,930          287,717

Tax Benefit - Exercise of
Options                                          --                --               --

Translation adjustment                           --                --               --

    Net Income - 1998                     1,124,817                --               --
                                          ---------         ---------         --------
Balance-June 30, 1998                   $ 1,159,201           $92,930         $287,717
                                        ===========           =======         ========



                 See accompanying notes to financial statements

                    TOTAL RESEARCH CORPORATION AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                          For the Years Ended June 30,

                                                       1998               1997
                                                       ----               ----

Cash flows from operating activities
Net income                                           $ 1,124,817        638,195
                                                     -----------    -----------
Adjustments to reconcile net income
 to net cash provided by operating activities
Depreciation                                             588,937        634,903
Amortization                                             237,844        237,844
Accretion of warrants                                         --          8,000
Deferred tax benefit                                     (93,320)       262,015
(Increase) decrease
Accounts receivable                                   (1,349,949)      (935,110)
Cost and estimated earnings in excess of billing
 on uncompleted contracts                                 39,587        496,882
Other current assets                                    (147,591)       136,047
Other assets                                               5,845         13,251
Income tax refund receivable                                  --        841,495
Increase (decrease) in liabilities
Accounts payable                                       1,279,154        158,151
Accrued expenses and other current liabilities           187,830        942,376
Accrued restructuring costs                                   --       (425,500)
Billings in excess of costs and estimated
 earnings                                               (492,827)     1,772,230
Income taxes payable                                     126,697         80,171
Other long-term liabilities                              205,189         40,957
                                                     -----------    -----------
Net cash provided by operating activities              1,712,213      4,901,907
                                                     -----------    -----------

Cash flows from investing activities
Purchases of equipment                                  (383,221)      (721,328)
                                                     -----------    -----------
                                                        (383,221)      (721,328)
                                                     -----------    -----------

Cash flows from financing activities
Repayment of debt                                       (214,575)    (3,512,217)
Payment under capital lease obligations, net
                                                              --        (97,272)
Proceeds from issuance of common stock                   309,073         70,872
                                                     -----------    -----------
  Net cash provided by (used in) financing
       Activities                                         94,498     (3,538,617)
                                                     -----------    -----------
Effect of exchange rate changes on cash                   (4,493)        32,187
                                                     -----------    -----------
Net increase (decrease) in cash and cash
 equivalents                                           1,418,997        674,149
Cash and cash equivalents - beginning                    678,350          4,201
                                                     -----------    -----------
Cash and cash equivalents  - ending                  $ 2,097,347    $   678,350
                                                     ===========    ===========
Supplemental disclosures
Income taxes paid                                    $    54,750    $    90,149
Interest paid                                        $    17,759    $   191,370

Non-cash financing activity (treasury stock)
Exchange of common stock as payment for  exercised
stock options                                        $   287,717    $        --


                 See accompanying notes to financial statements

                    TOTAL RESEARCH CORPORATION AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements


Note 1 - The Company

The Company was formed in 1975. The Company performs marketing research for various Fortune 100 companies in a broad spectrum of industries.

The Company services these clients through its U.S. locations in Princeton, NJ; Minneapolis, MN; Chicago, IL; Poughkeepsie, NY; Detroit, MI; Tampa, FL; and its overseas location, London, UK.

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

For single-client studies, the stage of completion and earned revenues are determined for each project for the applicable period. The amount by which the work completed exceeds billings to clients is carried as a current asset on the Company's balance sheet and is shown as "costs and estimated earnings in excess of billings" on uncompleted contracts. Where billings exceed work completed, the amounts are carried on the Company's balance sheet as a current liability and are shown as "billings in excess of costs and estimated earnings."

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

Cash and Cash Equivalents
For the purpose of the statement of cash flows, cash equivalents include certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

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

Capitalized Market Research Products
Market Research products are standardized packages comprised of certain computer software and proven methodologies which are used to process and analyze data for single-client or multi-client studies.

Such costs are capitalized on establishment of technological feasibility and are amortized on the straight line method over five years or the estimated period of future economic benefit, whichever is shorter. This assessment of recoverability requires management's judgement relating to analytical future gross revenues, estimated economic life and changes in technology, on a product by product basis. Related amortization expense is $80,000 for 1998 and 1997.

Deferred Data Accumulation Costs
The Company accumulates data across a wide variety of products and industries for use in its analysis of client-specific data. The costs of accumulating data related to single-client studies are charged to client projects as incurred. The costs of accumulating data for use in specific multi-client studies are capitalized and depreciated over five years or the estimated remaining periods for which the data provides future economic benefits, whichever is shorter. The assessment of recoverability of such costs requires considerable judgment by management with respect to certain factors including anticipated future gross revenue and estimated economic life. These factors are considered on a database-by-database basis. Total amortization expense for deferred data accumulation costs was approximately, $80,000 for the years ended June 30, 1998 and 1997.

Deferred Rent
The excess of lease payments on a straight-line basis over the actual monthly payments is recorded as deferred rent which will reverse in future periods. Included in other long-term liabilities is deferred rent of approximately $309,000 and $148,000 as of June 30, 1998 and 1997, respectively.

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

Earnings Per Common Share
Effective for the Company's financial statements for the year ended June 30, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," (SFAS 128). SFAS128 replaces the presentation of primary earnings per share ("EPS") and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS assumes conversion of dilutive options and warrants, and the issuance of common stock for all other potentially dilutive equivalent shares outstanding.

All EPS data for prior periods has been restated. The adoption of SFAS 128 did not have a material effect on the Company's reported EPS amounts.

Foreign Operations
The assets and liabilities of Total Research Limited operations are translated at current exchange rates, and income statement accounts are translated at the weighted average rates during the period. The related translation adjustments are recorded as a separate component of stockholders' equity.

Note 3- Concentration of Cash Balance

At June 30, 1998, a cash balance of $1,300,573 was maintained in a bank account insured by the Federal Deposit Insurance Corporation (FDIC). This balance exceeds the insured amount of $100,000.

                    TOTAL RESEARCH CORPORATION AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements



Note 4 - Fixed Assets

Fixed assets consist of the following:

                                                    June 30,
                                      1998                          1997
                                      ----                          ----

Office Equipment & Fixtures       $    5,729,984            $    5,346,602

Leasehold Improvements                   304,423                   304,584
                                         -------                   -------

                                       6,034,407                 5,651,186

Less: Accumulated depreciation
        and amortization               3,923,493                 3,334,556
                                       ---------                 ---------
                                  $    2,110,914            $    2,316,630
                                   =============             =============

Depreciation and amortization expense for the years ended June 30, 1998 and 1997 was approximately $589,000 and $635,000, respectively.

Note  5 -         Notes Payable

The Company currently has no bank debt but does have available operating lines of credit in both the United States and the United Kingdom.

The Company has the following agreements in the United States:

A one year $2.5 million revolving line of credit at a variable interest rate based on certain financial ratios. As of June 30, 1998, the rate is prime (8.5% at June 30, 1998) plus one-half percent. As of June 30, 1998, the Company complied with all of the financial ratios and has not borrowed against this line.

A three-year $500,000 term line collateralized by equipment, furniture and fixtures at an interest rate based on certain financial ratios. As of June 30, 1998, the rate is the prime (8.5% at June 30, 1998) plus one-half percent. As of June 30, 1998, the Company complied with all of the financial ratios and has not borrowed against this line.

In addition, the Company has a bank overdraft facility of (pound)300,000 with Coutts and Company in London, United Kingdom. The borrowings are charged at a rate of 3

                    TOTAL RESEARCH CORPORATION AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements


percent above the UK base Rate (at 7.25% on June 30, 1998). At June 30, 1998, the Company had not borrowed against this line of credit.

Note 6 - Commitments and Contingencies

Operating Leases
The Company is committed under various leases for office space. In addition, the Company subleases a portion of its office premises. Approximate future minimum rental payments and sublease rentals under non-cancelable leases are as follows:


                                        For the Years Ending
                                              June 30,
                                              --------

                         Rental              Sublease
                        Payments              Rentals                   Net
                        --------              -------                   ---
1999                 $  1,032,500        $    355,782           $     676,718
2000                    1,182,500             355,782                 826,718
2001                    1,162,500             355,782                 806,718
2002                    1,072,500             355,782                 716,718
2003                    1,028,750             355,782                 672,968
2004                    1,070,000                   -               1,070,000
2005                    1,070,000                   -               1,070,000
2006                                                                1,070,000
                                           -----------              ---------
                        1,070,000                   -
                       -----------                  -
Total minimum
payments required    $  8,688,750         $ 1,778,910            $  6,909,840
                      ===========          ==========             ===========

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

                    TOTAL RESEARCH CORPORATION AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements


On July 1, 1998, the Company entered into an Employment Agreement with Albert Angrisani, providing, among other things, for the employment by the Company of Mr. Angrisani as the Company's President and Chief Executive Officer for a term of three (3) years, effective immediately.

Note 7 - Income taxes

Deferred tax attributes resulting from differences between financial accounting amounts and tax basis of assets and liabilities at June 30 are as follows:

Current assets and liabilities                     1998                  1997
                                                   ----                  ----

Allowance for doubtful accounts                 $   44,000         $    44,000
Accrued vacation                                    64,000              79,200
Retirement plans                                    54,000              83,200
Accrued royalties                                   39,000              39,100
Accrued restructuring costs                              -              36,400
Accrued expenses                                    42,000                   -
                                                    ------         -----------
Total current deferred tax asset                $  243,000          $  281,900
                                                 ---------           ---------

Non-current assets and liabilities
Depreciation                                   $ (220,000)          $(214,320)
Deferred rental obligation                         124,000              62,000
Capitalized market research products               119,100             178,800
State net operating loss carryforward               80,000             121,000
Severance plan                                     254,000                   -
Other                                                4,000              81,400
                                                  --------           ---------

Total non-current deferred tax asset           $   361,100         $   228,880
                                                ==========          ==========


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

                    TOTAL RESEARCH CORPORATION AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements

Note 7 - Income taxes (cont'd)

The sources of income before income taxes for the year ended June 30 is as follows:

                                          1998                       1997
                                          ----                       ----

United States                        $1,444,775               $   808,217
United Kingdom                          740,492                   319,933
                                        -------                   -------
Total                                $1,885,267                $1,128,150
                                      =========                 =========


The components of the provision for income taxes for the years ended June 30 are as follows:

                                      1998                       1997
                                      ----                       ----
Current expense:
Federal                              $601,320                   $99,600
State                                       -                         -
United Kingdom                        252,450                   128,340
                                      -------                   -------
                                      853,770                   227,940
Deferred expense (benefit)           (93,320)                   262,015
                                     --------                   -------
                                     $760,450                  $489,955
                                      =======                   =======

Reconciliation of the U.S. statutory tax rate to the effective tax rate for the years ended June 30 is as follows:

                                      1998                      1997
                                      ----                      ----

Computed provision at the            $641,000                   $383,571
statutory rate

Permanent differences                  33,000                     42,904

International rate differences            450                     17,118

State income tax, net                  69,000                     48,493

Alternative minimum tax                     -                   (40,000)

Other                                  17,000                     37,869
                                       ------                     ------

Income tax provision                 $760,450                   $489,955
                                     ========                   ========

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

Note 9 - Major Clients

In the years ended June 30, 1998 and 1997, the Company did not derive a significant portion of revenues (more than 10%) from any one client

Note  10 - Stock Option Plans

The Company has elected to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options as permitted under Financial
Accounting Standards Statement No. 123, "Accounting for Stock-Based Compensation, "(SFAS 123) the fair value alternative method. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Under SFAS 123, the Company will provide pro forma net income and pro forma earnings per share.

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


Note  10 - Stock Option Plans (cont'd)

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

For purposes of pro forma disclosures, the estimated fair value of the options is recorded in expense in the year issued. In accordance with provisions in certain employment and consulting agreements, 1,500,000 options were issued in the year ended June 30, 1997 that do not vest until June 30, 1999 (the termination date of the agreements). Since we expect these options to fully vest at that date, the compensation expense arising from those stock options has been reflected in the 1997 pro forma amounts. The Company's pro forma information follows:

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

                    TOTAL RESEARCH CORPORATION AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements


Note  10 - Stock Option Plans (cont'd)

A summary of the Company's stock option activity, and related information for the years ended June 30, follows:


                                       1998                                           1997
                                   Weighted - Average                              Weighted - Average
                        Options    (000) Exercise Price          Options           (000) Exercise Price
Outstanding  -
Beginning of Year

                          2,832           $ 0.78                 1,526                   $0.71
   Granted                  330             2.38                 1,726                    0.83
   Exercised              (431)           (0.43)                 (162)                  (0.44)
   Forfeited               (21)           (0.86)                 (258)                  (0.87)
                           ----           ------                 -----                  ------
Outstanding  - end
of year                   2,710            $1.04                 2,832                   $0.78
                          =====            =====                 =====                   =====

Exercisable  - end
of year                   1,209            $1.32                 1,332                   $0.75

Weighted-average fair
value of options granted
during the year:

   Where exercise price
   equals stock price                                $1.55                                              $0.55



Following is a summary of the status of stock options outstanding at June 30, 1998:



                                             Outstanding           Options           Exercisable        Options
                                        -------------------------------------------------------------------------

                                             Weighted
                                        Average Remaining   Weighted Average                     Weighted Average
Exercise Price Range          Number        Contractual Life    Exercise Price       Number       Exercise Price
----------------------------------------------------------------------------------------------------------------
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

                    TOTAL RESEARCH CORPORATION AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements


Note 11 - Segment Information

The Company operates in one principal industry segment: marketing research services. Geographic financial information for the years ended June 30 (in 000's) is as follows:

                                          1998                         1997
                                          ----                         ----
Revenue
 - United States                        $    23,319                  $   20,781
 - Europe                                    10,738                       8,662
                                            ------                        -----
Totals                                  $    34,057                  $   29,443
                                         ==========                   =========

Operating income
  - United States                       $       980                  $      912
  - Europe                                      844                         368
                                                ---                         ---
Totals                                  $     1,824                  $    1,280
                                        ===========                  ==========

Identifiable Assets
  - United States                       $     9,718                  $    7,837
  - Europe                                    5,751                       5,111
                                              -----                       -----
Totals                                  $    15,469                  $   12,948
                                         ==========                   =========

Note 12 - Subsequent Event

On July 1, 1998, the Company closed an agreement with a number of investors, pursuant to which among other things, the Investors purchased an aggregate of 1,000,000 shares of the Company's Common Stock at a price of $2.25 per share, and the Company issued options, exercisable at any time within five(5) years from the issuance thereof, to purchase an aggregate of 250,000 shares of the Company's Common Stock at an exercise price of $2.25 per share.

The terms of the Purchase Agreement include an undertaking by the Investors, under certain circumstances, to assist the Company in obtaining the $25,000,000 in debt or equity financing for acquisitions or other projects approved by the Board of Directors of the Company.

Note 13-  Unusual Item

The Company has entered into an employment transition agreement with Lorin Zissman; Mr. Zissman, the former Chairman of the Board and Chief Executive Officer, now hold the position of Chairman Emeritus and retains a seat on the Corporation's Board of Directors. The Agreement ends on June 30, 2001 and sets forth the total compensation to Mr. Zissman, which amounts to $723,000.

                    TOTAL RESEARCH CORPORATION AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements


Note 14- Year 2000

The Company has a Year 2000 Compliance team comprised of essential managers and staff. They have performed an audit of the Company's systems, which included software, hardware, operating systems, data bases and processes utilized and/or created by the Company, including those used for non-information purposes, such as the building security system. The scope of the audit included all domestic and international offices. Through these efforts, the Company believes it will be fully protected from any risk resulting from Year 2000 situations.

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


Note 15 - New Accounting Standards (cont'd)

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

                                TOTAL RESEARCH CORPORATION


Dated: October 2, 1998          By:  /s/ ALBERT ANGRISANI
                                     ------------------------------------------
                                     ALBERT ANGRISANI, Chief Executive Officer

In accordance with Section 13 or 15 (d) of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                TOTAL RESEARCH CORPORATION


Dated: October 2, 1998           By: /s/ DAVID BRODSKY
                                     ------------------------------------------
                                     DAVID BRODSKY, Chairman of the Board of
                                     Directors

Dated: October 2, 1998           By: /s/ ALBERT ANGRISANI
                                     ------------------------------------------
                                     ALBERT ANGRISANI, Chief Executive Officer
                                     (principal executive officer), Director

Dated: October 2, 1998           By: /s/ ERIC C. ZISSMAN
                                     ------------------------------------------
                                     ERIC C. ZISSMAN, Chief Financial Officer
                                     (principal financial and accounting
                                      officer)

Dated: October 2, 1998           By: /s/HOWARD SHECTER
                                     ------------------------------------------
                                     HOWARD SHECTER, Esq., Director

Dated: October 2, 1998           By: /s/ GEORGE LINDEMANN
                                     ------------------------------------------
                                     GEORGE LINDEMANN, Director

Dated: October 2, 1998           By: /s/ ANTHONY GALLI
                                     ------------------------------------------
                                     ANTHONY GALLI, Director

Dated: October 2, 1998           By: /s/ J. EDWARD SHRAWDER
                                     ------------------------------------------
                                     J. EDWARD SHRAWDER, Director

Dated: October 2, 1998           By: /s/ LORIN ZISSMAN
                                     ------------------------------------------
                                     LORIN ZISSMAN, Director

Dated: October 2, 1998           By: /s/ ROGER THOMAS
                                     ------------------------------------------
                                     ROGER THOMAS, Director