Form 10KSB/A
period 1998-06-30
TOTAL RESEARCH CORP
filed 1998-11-03
CIK 803058

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                  FORM 10-KSB/A
                         AMENDMENT NO. 1 TO FORM 10-KSB

[X] Annual Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934. For the Fiscal Year Ended June 30, 1998.

[ ] Transition Period Under Section 13 or 15 (d) of the Securities Exchange Act of 1934. For the transition period from ___ to ___.

                         Commission File Number: 0-15692


                           TOTAL RESEARCH CORPORATION
                 (Name of Small Business Issuer in Its Charter)


              Delaware                                  22-2072212
-----------------------------------------   ------------------------------------
     (State or other jurisdiction           (IRS Employer Identification Number)
   of incorporation or organization)


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

The issuer's revenues for the fiscal year ended June 30, 1998, were $34,057,084.

The aggregate market value of the voting and non-voting stock common equity of the registrant held by non-affiliates as of October 27, 1998, was approximately $18,000,000 based on the average bid and asked prices for such common equity as reported on the Nasdaq SmallCap Market.

The number of shares of Common Stock outstanding as of October 27, 1998, was 11,406,299.

DOCUMENTS INCORPORATED BY REFERENCE: None.

                                 Amendment No. 1
                           to the Form 10-KSB filed by
                Total Research Corporation on September 28, 1998


         The following items were omitted from the Form 10-KSB filed by Total Research Corporation on September 28, 1998, and such Form 10-KSB is hereby amended to include Part III as hereinafter set forth:

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

         The following table provides certain information as of October 27, 1998, about each of the Company's directors and executive officers.

                                                       Director
                  Name                       Age         Since                       Position(s) with Company
                  ----                       ---         -----                       ------------------------
Albert Angrisani                              49          1994       President, Chief Executive Officer and Director
Lorin Zissman                                 68          1975       Chairman Emeritus of the Board of Directors
Eric Zissman                                  34           --        Chief Financial Officer and Treasurer
Richard G. Morrow, Jr.                        39           --        Vice President, Controller and Secretary
Roger Thomas                                  53          1994       President - Strategic Marketing Services and Director
Terri Flanagan                                37           --        President - Customer Loyalty Division
Patti Hoffman                                 49           --        President - U.S. Regional Offices Division
Mark Nissenfeld, Ph.D.                        41           --        President - Global Health Care Division
David Brodsky                                 61          1998       Chairman of the Board of Directors
Anthony Galli                                 71          1990       Director
George Lindemann                              62          1998       Director
Howard Shecter                                55          1998       Director
J. Edward Shrawder                            57          1993       Director

         The business experience, principal occupation, employment and certain other information concerning each of the Company's directors and executive officers is set forth below.

         Albert Angrisani has been President and Chief Executive Officer since July 1998. From April 1998 to July 1998, Mr. Angrisani was a consultant to the Company and acted in a capacity similar to that of a chief executive officer. From January 1993 to April 1998, Mr. Angrisani was the President of Princeton-Potomac Management Company, a consulting and financial services company.

         Lorin Zissman, the founder of the Company, became Chairman Emeritus of the Board of Directors in April 1998. Mr. Zissman served as Chairman of the Board of Directors and Chief Executive Officer of the Company from its founding in 1975 to April 1998.

         Eric Zissman, the son of Lorin Zissman, has been Chief Financial Officer and Treasurer of the Company since October 1996. Mr. Zissman joined the Company in 1988 and served as Vice President - Accounting from June 1993 to October 1996.

         Richard G. Morrow, Jr., has been Vice President and Controller of the Company since July 1996. He became Secretary of the Company in September 1997. From January 1993 to April 1996, Mr. Morrow was a financial analyst at Rhone-Poulenc-Rorer, an international pharmaceutical company.

         Roger Thomas has been the President of the Strategic Marketing Services division of the Company since July 1996. He has been a director of the Company since November 1994. From 1993 to November 1994, Mr. Thomas was Managing Director of British Marketing Services, a United Kingdom market research firm. From November 1994 to July 1996, he was Managing Director of Total Research-Europe, the Company's European division.

         Terri Flanagan became President of the Customer Loyalty division of the Company in July 1996. Ms. Flanagan joined the Company in 1983 and served as Senior Vice President from June 1993 to July 1996.

         Patti Hoffman has been President of U.S. Regional Offices division of the Company since June 1996. Ms. Hoffman joined the Company in February 1995 as Vice President-Human Resources. Prior to that time, Ms. Hoffman was an independent human resources consultant.

         Mark Nissenfeld, Ph.D., became President of the Global Health Care division of the Company in July 1996. Dr. Nissenfeld joined the Company in June 1993 as Research Director of the Company and Managing Director of the Global Health Care division.

         David Brodsky has been Chairman of the Board of Directors of the Company since July 1998. Mr. Brodsky has been a private investor during the past five years.

         Anthony Galli has been a director of the Company since October 1990. Mr. Galli has been the principal of Galli Associates, a public relations consulting firm, since January 1997. Prior to that time, he was Vice President and General Manager of the New Jersey/Delaware office of Hill & Knowlton, a public relations firm.

         George Lindemann became a director of the Company in July 1998. Mr. Lindemann has been Chairman of the Board of Directors and Chief Executive Officer of Southern Union Company since February 1990. He has been President and a director of Cellular Dynamics, Inc., the managing general partner of Activated Communications Limited Partnership, a private investment business, since May 1982.

         Howard L. Shecter has been a director of the Company since July 1998. Since 1973, Mr. Shecter has been a partner in the law firm of Morgan, Lewis & Bockius LLP. Mr. Shecter served as a managing partner of Morgan, Lewis & Bockius LLP from 1979 to 1983 and was the Chairman of the Executive Committee of that firm in 1985. Mr. Shecter is also a director of Safeskin Corporation.

         J. Edward Shrawder became a director of the Company in November 1993. He has been the Chief Financial Officer of Kent Research, a marketing research firm located in Illinois, since 1993.


Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers and persons who beneficially own more than ten percent (10%) of the Company's Common Stock to report their ownership of and transactions in the Company's Common Stock to the Securities and Exchange Commission and the Nasdaq SmallCap Market. Copies of these reports are also required to be supplied to the Company. The Company believes, based solely on a review of the copies of such reports received by the Company, that during fiscal 1998 all applicable Section 16(a) reporting requirements were complied with, except for the late filing of a report on Form 4 for each of Lorin Zissman, Eric Zissman and Richard G. Morrow, Jr.


ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth compensation earned, whether paid or deferred, by the Company's chief executive officer, its former chief executive officer and its other five most highly compensated executive officers during the fiscal year ended June 30, 1998 (collectively, the "Named Executive Officers"), for services rendered in all capacities to the Company during the fiscal years ended June 30, 1996, 1997 and 1998.

                                                                      Long-Term Compensation
                                                                              Awards
                                              Annual Compensation           Securities                All Other
                                                                            Underlying               Compensation
Name and Principal Position      Year      Salary ($)      Bonus ($)         Options (#)                ($)
---------------------------      ----      ----------      ---------        -----------                ---
Albert Angrisani                 1998      175,000(2)       43,900                                      -
President and Chief              1997      120,000(2)       40,000          335,000(4)                  -
Executive Officer (1)            1996       41,925(2)       35,000            185,000                   -

Lorin Zissman                    1998        260,000        26,000               -                  67,598(5)
Chairman Emeritus(3)             1997        208,000        40,000               -                  35,950(5)
                                 1996        208,000           -                 -                  35,966(5)

Eric Zissman                     1998        120,000        32,900               -                  17,066(6)
Chief Financial Officer and      1997        100,000        40,000          250,000(4)               4,075(7)
Treasurer                        1996        74,000         25,000            50,000                 3,014(7)

Patti Hoffman                    1998        120,000        32,800                -                  4,140(7)
President - U.S. Regional        1997        100,000        40,000          250,000(4)               4,229(7)
Offices division                 1996        81,600         25,000            55,000                 1,478(7)

Mark Nissenfeld, Ph.D.           1998        120,000        32,000               -                   4,140(7)
President - Global               1997        110,000        40,000          250,000(4)               4,750(7)
Health Care division             1996        90,000         45,000            50,000                 4,206(7)

Terri Flanagan                   1998        120,000         6,000               -                   3,695(7)
President - Customer             1997        100,000        40,000          250,000(4)               4,218(7)
Loyalty division                 1996        100,000           -                 -                   2,990(7)

Roger Thomas                     1998        130,000        30,000               -                  20,426(8)
President - Strategic            1997        125,000        40,000          250,000(4)              13,175(9)
Marketing Services division      1996        120,000         7,875               -                  13,025(9)

----------------------------
(1) Mr. Angrisani formally assumed the responsibilities of President and Chief Executive Officer of the Company on July 1, 1998. Prior to that time, Mr. Angrisani was a consultant to Company and from April 1998 to July 1, 1998, he acted in a similar capacity to a chief executive officer.
(2) Represents fees paid to Mr. Angrisani in his capacity as a consultant to the Company.
(3) Mr. Zissman has been Chairman Emeritus since April 1998. Prior to that time, Mr. Zissman served as Chief Executive Officer and Chairman of the Board of Directors of the Company.
(4) The Company granted 250,000 stock options to each of Mr. Angrisani, Eric Zissman, Ms. Hoffman, Dr. Nissenfeld, Ms. Flanagan and Mr. Thomas upon the execution of their respective employment agreements with the Company during fiscal 1997. Such stock options vest in June 1999, provided that certain corporate performance goals are met.
(5) Represents premiums paid by the Company on a life insurance policy for the benefit of the estate of Mr. Zissman and the Company's match on employee 401(k) contributions. For fiscal 1998, it also represents payment for accrued but unused vacation days.
(6) Represents the Company's match on employee 401(k) contributions and payment for accrued but unused vacation days.
(7)  Represents the Company's match on employee 401(k) contributions.
(8)  Represents housing and automobile allowance paid to Mr. Thomas.
(9)  Represents automobile allowance paid to Mr. Thomas.

Option Grants

         The Company did not grant stock options to any of the Named Executive Officers during the fiscal year ended June 30, 1998.

Aggregated Option Exercises and Year-End Option Values

         Shown below is information relating to the exercise of stock options during the fiscal year ended June 30, 1998, for each of the Company's Named Executive Officers and the year-end value of unexercised options held by each of the Named Executive Officers.


                                                                Number of                    Value of
                                                               Securities                  Unexercised
                                                               Underlying                  in-the-money
                          Shares                               Unexercised                  Options at
                        Acquired on      Value             Options at Year-End         Fiscal Year-End (1)
        Name             Exercise       Realized      (Exercisable/Unexercisable)  (Exercisable/Unexercisable)
        ----             --------       --------      ---------------------------  ---------------------------
                            (#)           ($)                     (#)                          ($)
Angrisani, Albert            -             -                 13,333/506,667              32,083/1,389,792
Flanagan, Theresa         25,000         28,125                 0/250,000                   0/703,125
Hoffman, Patti               -             -                 60,000/250,000              153,438/703,125
Nissenfeld, Mark             -             -                 50,000/250,000              131,250/703,125
Thomas, Roger                -             -                 50,000/250,000              148,435/703,125
Zissman, Eric              8,771         31,250              50,000/250,000              131,250/703,125
Zissman, Lorin            38,517        205,625                    0/0                         0/0

-----------------------
1) Market value of underlying shares of Common Stock, based on the average of the high and low sales price ($3.625), on June 30, 1998, minus the aggregate exercise price.

Director Compensation

         Directors who are employees of the Company receive no cash compensation for serving on the Board of Directors. Non-employee directors are reimbursed for their out-of-pocket expenses in attending Board meetings. Each director receives 50,000 stock options upon joining the Board of Directors and 10,000 stock options at the end of each year of service on the Board of Directors. See also "Certain Relationships and Related Transactions."

Employment Agreements

         The Company has an employment agreement with Albert Angrisani, pursuant to which he serves as President and Chief Executive Officer of the Company for a three year term ending June 30, 2001, at an annual salary of $175,000, subject to adjustment by the Executive Committee of the Board of Directors in fiscal years 2000 and 2001.

Mr. Angrisani is also entitled to receive a bonus of up to $125,000 per annum based upon the Company's financial performance. If Mr. Angrisani's employment is terminated by Company for any reason other than Cause (as defined therein) or disability or following a Change in Control (as defined therein), or Mr. Angrisani terminates his employment for Good Reason (as defined therein), then the Company is obligated to pay him a lump sum cash severance payment of $1,000,000, in addition to continuing to provide all employee benefits to Mr. Angrisani and his family for the remainder of the Term (as defined therein) and all options held by Mr. Angrisani would vest immediately. Mr. Angrisani has agreed not to engage in a Competing Business (as defined therein) during the Term and for a period of one year thereafter, subject to certain exceptions. Mr. Angrisani's employment agreement provides for three non-collateralized annual loans of $100,000 each from the Company. The entire principal and interest on such loans will be due on June 30, 2001; provided, that the entire amount may forgiven under certain circumstances described in Mr. Angrisani's employment agreement.

         The Company has entered into an employment agreement with each of Eric Zissman, Terri Flanagan, Patti Hoffman, Mark Nissenfeld and Roger Thomas, pursuant to which each serves as an executive officer of the Company for a two and one-half year term ending June 30, 1999. Each agreement, as amended by the Compensation Committee of the Board of Directors in November 1997, provides that the applicable executive officer's annual base salary is $130,000 for the period from July 1, 1998 through June 30, 1999 and that such executive officer will be entitled to receive an annual bonus based upon the Company's financial performance. Each of such executive officers is entitled to participate in all benefit plans offered by the Company. Each such executive officer has agreed not to solicit any of the Company's clients or employees for a period of two years following the termination of his or her respective employment agreement. Each such executive officer was granted 250,000 stock options under the respective employment agreements. Such stock options vest on June 30, 1999; provided, that if any of such executive officer's employment is terminated for performance or cause, such executive officer's options shall not vest at all and if any of such executive officer's employment is terminated for any reason other than performance or cause, such executive officer's options shall vest immediately.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information, as of October 27, 1998, concerning the Common Stock of the Company beneficially owned by (1) each director and executive officer of the Company and (2) all directors and executive officers as a group.

         Name and Address of Beneficial Owner           Shares Beneficially Owned                           Percent of
                                                                                                        Outstanding Shares
Albert Angrisani(1)                                                      43,333                                 *
c/o Total Research Corporation
5 Independence Way
Princeton, New Jersey 08543

Lorin Zissman                                                           2,077,617                             18.2%
c/o Total Research Corporation
5 Independence Way
Princeton, New Jersey 08543

Eric Zissman                                                             126,937                               1.1%
c/o Total Research Corporation
5 Independence Way
Princeton, New Jersey 08543

Richard G. Morrow, Jr.(2)                                                12,600                                 *
c/o Total Research Corporation
5 Independence Way
Princeton, New Jersey 08543

Roger Thomas(3)                                                          200,000                               1.8%
c/o Total Research Corporation
5 Independence Way
Princeton, New Jersey 08543

Theresa Flanagan                                                         29,000                                 *
c/o Total Research Corporation
5 Independence Way
Princeton, New Jersey 08543

Patti Hoffman                                                            42,000                                 *
c/o Total Research Corporation
5 Independence Way
Princeton, New Jersey 08543

Mark Nissenfeld, Ph.D.                                                   29,842                                 *
c/o Total Research Corporation
5 Independence Way
Princeton, New Jersey 08543

David Brodsky(4)                                                         578,961                               5.0%
c/o Total Research Corporation
5 Independence Way
Princeton, New Jersey 08543




Anthony Galli(5)                                                         44,333                                 *
c/o Galli Associates
P.O. Box 7175
Princeton, New Jersey 08543

George L. Lindemann(6)                                                   283,050                               2.5%
c/o Southern Union Company
767 Fifth Avenue, 50th Floor
New York, New York 10153

Howard Shecter(7)                                                        303,050                               2.6%
c/o Morgan, Lewis & Bockius LLP
101 Park Avenue
New York, New York 10178

J. Edward Shrawder(8)                                                    112,111                                *
c/o Kent Research
1716 Livingston Street
Evanston, Illinois 60201

All directors and executive officers as a group (13                     3,867,834                           32.6%
persons) (9)

--------------------
*   Less that 1%

(1)      Includes 28,333 shares subject to options exercisable within 60 days.
(2)      Includes 12,500 shares subject to options exercisable within 60 days.
(3)      Includes 50,000 shares subject to options exercisable within 60 days.
(4)      Includes 120,000 shares subject to options exercisable within 60 days.
(5)      Includes 24,333 shares subject to options exercisable within 60 days.
(6)      Includes 90,000 shares subject to options exercisable within 60 days.
(7)      Includes 90,000 shares subject to options exercisable within 60 days.
(8)      Includes 43,333 shares subject to options exercisable within 60 days.
(9) Includes an aggregate of 443,166 shares subject to options exercisable within 60 days.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In July 1998, the Company entered into an agreement (the "Purchase Agreement") with a number of investors (the "Purchasers"), including Messrs. Brodsky, Lindemann and Shecter, pursuant to which the Company sold 1,000,000 shares of common stock at $2.25 per share and issued options to purchase an aggregate of 250,000 options of Common Stock at an exercise price of $2.25 per option (exercisable for 5 years). The Purchase Agreement contemplates that for a period of five years following the Closing Date (as defined therein), subject to certain provisions thereof, the Purchasers will, on a best efforts basis, assist in providing or arranging for others to provide up to $25,000,000 in equity financing, or debt financing to the extent such financing exceeds $5,000,000 in the aggregate, for the Company to complete acquisitions and/or projects approved by the Board of Directors of the Company, the form of the financing to be as determined by the Board of Directors of the Company and to be on terms at least as favorable as the Company could obtain from other sources not affiliated with the Purchasers; provided that such covenant states that it shall not be deemed to constitute an obligation to directly provide or underwrite financing for the Company. Under certain circumstances described in the Purchase Agreement, failure to obtain specified amounts of such financing during specified time periods may affect the Purchasers' rights thereunder. In connection with the transactions contemplated by the Purchase Agreement, Mr. Brodsky was named Chairman of the Board of Directors of the Company and Messrs. Lindemann and Shecter were elected as directors of the Company.

         The Company has arrangements with David Brodsky and Howard Shecter whereby Mr. Brodsky will receive $75,000 during fiscal 1999 and Mr. Shecter will receive $50,000 during fiscal 1999 in consideration for their services relating to acquisitions by the Company.

         See "Executive Compensation--Employment Agreements" for a description of the Company's employment contracts with its executive officers.

                                   Signatures
                                   ----------

         In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     TOTAL RESEARCH CORPORATION

Dated: November 2, 1998              By: /s/ ALBERT ANGRISANI
      -----------------                  ------------------------
                                         ALBERT ANGRISANI, President and Chief
                                         Executive Officer