Form 10-Q
period 1998-09-30
TOTAL RESEARCH CORP
filed 1998-11-17
CIK 803058

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998.

Commission File Number: 0-15692


                           TOTAL RESEARCH CORPORATION
                           --------------------------
             (Exact name of Registrant as specified in its Charter)

                DELAWARE                          22-2072212
                --------                          ----------
       (State of Incorporation)        (IRS Employer Identification No.)


     Princeton Corporate Center, 5 Independence Way
                 Princeton, New Jersey                        08543-5305
                 ---------------------                        ----------
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


At November 4, 1998, the Registrant had 11,476,108 shares of Common Stock, outstanding.

                         PART I. FINANCIAL INFORMATION

                   Item 1. Consolidated Financial Statements


                                                    TOTAL RESEARCH CORPORATION
                                                    --------------------------
                                                    CONSOLIDATED BALANCE SHEETS

                                                                                     UNAUDITED          AUDITED
                                                                                    SEPTEMBER 30,       JUNE 30,
                                                                                       1998               1998
                                                                                  -------------       -------------
Current assets
  Cash and cash equivalent...................................................... $   4,004,153        $ 2,097,347
  Accounts receivable, less allowance for doubtful accounts
    of $110,000 at September 30, 1998 and at June 30, 1998......................     6,821,271          6,451,545
  Costs and estimated earnings in excess of billings on
    uncompleted contracts.......................................................     2,571,593           1,201,265
  Deferred taxes................................................................       243,000             243,000
  Other current assets..........................................................       904,080             715,377
                                                                                   -----------        ------------
                                                                                    14,544,097          10,708,534

Fixed assets, less accumulated depreciation.....................................     2,196,843           2,110,914
Goodwill........................................................................     1,703,079           1,722,540
Deferred taxes..................................................................       361,100             361,100
Other assets....................................................................       545,279             566,071
                                                                                   -----------        ------------

                                                                                   $19,350,398         $15,469,159

                                               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Notes payable - bank..........................................................   $   323,682        $         --
  Accounts payable..............................................................     3,769,634           3,385,709
  Accrued expenses and other current liabilities................................     2,924,587           2,834,060
  Billings in excess of earnings................................................     3,567,087           3,394,545
  Income taxes payable..........................................................       540,368             293,171
                                                                                   -----------        ------------
                                                                                    11,125,358           9,907,485

Long-term liabilities
  Other liabilities.............................................................       538,099             484,207
                                                                                   -----------        ------------
     Total liabilities..........................................................    11,663,457          10,391,692
                                                                                   -----------        ------------

Commitments and contingencies

Shareholders' equity
  Common  stock-authorized   20,000,000  shares  $.001  par  value,  per  share,
    11,476,108 issued at September 30, 1998 and
    at June 30, 1998............................................................        11,476              10,476
  Foreign current translation...................................................        63,052              22,602
  Additional paid-in capital....................................................     6,219,996           4,172,904
  Retained earnings.............................................................     1,680,134           1,159,201
                                                                                  ------------        ------------
                                                                                     7,974,658           5,365,183
  Less:  Treasury stock.........................................................      (287,717)           (287,717)
                                                                                --------------        ------------
     Total shareholders' equity.................................................     7,686,941           5,077,466
                                                                                 -------------        ------------
Total liabilities and shareholders' equity......................................   $19,350,398         $15,469,158
                                                                                  ============         ===========


                                       (See notes to the consolidated financial statements)

                           TOTAL RESEARCH CORPORATION
                           --------------------------
                        CONSOLIDATED STATEMENTS OF INCOME


                                                  Unaudited          Unaudited
                                               September 30,       September 30,
                                                    1998                 1997
                                              ---------------     -------------

           Revenues............................ $ 10,069,446      $   8,242,025
           Direct costs........................    4,952,999          4,063,724
           Gross profit........................    5,116,447          4,178,301

           Operating expenses..................    4,301,494          3,592,637
           Income from operations..............      814,953            585,663

           Interest income (expense)...........      32,093              (2,909)
           Other income, net...................           --             10,000
           Income before taxes.................      847,046            592,754

           Provision for income taxes..........      326,113            240,239
           Net income..........................$     520,933      $      352,515

           Earnings per share
               Basic...........................$        0.05    $          0.03
               Diluted.........................$        0.04    $          0.03

           Weighted average common shares
               Outstanding - Basic.............   11,448,888         10,044,108
                           - Diluted...........   12,437,184         11,326,366

              (See notes to the consolidated financial statements)




                                                    TOTAL RESEARCH CORPORATION
                                                    --------------------------
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS






                                                                                  September 30,        September 30,
                                                                                       1998                  1997
                                                                                  ---------------      -------------


Net cash provided by operating activities.......................................      (234,664)            510,488
                                                                                  -------------        -----------

Cash flows from investing activities:
  Purchases of equipment........................................................      (270,754)            (78,336)
                                                                                  ------------         -----------

Cash flows from financing activities
Proceeds from long-term debt....................................................       323,682             101,133
Proceeds from issuance of common stock..........................................     2,048,092               4,376
                                                                                  ------------         -----------
Net cash provided by (used in) financing  activities............................     2,371,774             105,509
                                                                                  ------------         -----------
Effect of exchange rate changes on cash.........................................        40,450             (27,069)
                                                                                  ------------         -----------
Net increase (decrease) in cash and cash equivalents............................     1,906,806             510,592
Cash and cash equivalents at beginning of period................................     2,097,347             678,350
                                                                                  ------------         -----------

Cash and cash equivalents at end of period......................................  $  4,004,153         $ 1,188,942
                                                                                  ============         ===========






                                       (See notes to the consolidated financial statements)

                           TOTAL RESEARCH CORPORATION
                           --------------------------

              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
              ----------------------------------------------------

                           SEPTEMBER 30, 1998 AND 1997
                           ---------------------------


NOTE 1 - BASIS OF PRESENTATION

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended June 30, 1999.

NOTE 2 - PRESENTATION OF EUROPEAN SUBSIDIARY

     The   Company   operates  in  one   principal  industry  segment:  research
services. Geographic financial information for the years ended June 30 (in 000's) is as follows:
                                                         1998             1997
                                                       --------         --------
Revenues
         --- United States..............               $  7,140          $ 5,435
         --- Europe.....................                  2,929            2,807
                                                       --------          -------
Totals      ............................                $10,069          $ 8,242

Operating Income........................
         --- United States..............                    629              424
         --- Europe.....................                    186              162
                                                       --------          -------
Totals      ............................              $     815          $   586

Identifiable Assets.....................
         --- United States..............                $13,902          $ 9,360
         --- Europe.....................                  5,448            4,633
                                                       ---------       ---------
Totals..................................                $19,350          $13,993
                                                       =========       =========

ITEM II MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          ----------------------------------------------------------------------

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

         The following table sets forth, for the periods indicated certain historical income statement data as a percentage of gross revenues.

STATEMENT OF INCOME DATA:
(Expressed as a percentage of revenues)
                                                    September 30,
                                                    -------------
                                                 1998           1997
                                                 ----           ----

Revenues                                         100.0%        100.0%
Direct costs                                      49.2%         49.3%
                                                 ------        ------
   Gross profit                                   50.8%         50.7%
Operating expenses                                42.7%         43.6%
                                                 ------        ------
Income from operations                             8.1%          7.1%
Interest expense                                   0.3%          0.0%
Other income (expense), net                        0.0%          0.1%
                                                 ------        ------
Income before income taxes                         8.4%          7.2%
Provision for income taxes                         3.2%          2.9%
                                                 ------        ------
Net income                                         5.2%          4.3%

RESULT OF OPERATIONS - FIRST QUARTER FISCAL 1999 AS COMPARED TO FIRST QUARTER FISCAL 1998.
--------------------------------------------------------------------------------

         Revenues increased approximately 22.2 percent from the first quarter of fiscal 1998 to the first quarter of fiscal 1999. This growth is the result of increased revenues in all four of the Company's research divisions. The Customer Loyalty, Strategic Marketing and the Regional Offices Divisions experienced growth of over 20 percent in the first quarter of fiscal 1999 versus the first quarter of fiscal 1998. The Global Health Care Division revenues increased by over 8 percent during this period.

RESULT OF OPERATIONS - FIRST QUARTER FISCAL 1999 AS COMPARED TO FIRST QUARTER FISCAL 1998.
--------------------------------------------------------------------------------
(CONT'D)

         The gross profit of the Company improved slightly from 50.7 percent of revenues in fiscal 1998 to 50.8 percent of revenues in the first quarter of fiscal 1999. The Company continues to generate higher gross profits on the majority of its research projects. However, the gross profit as a percentage of revenues for the period was reduced by a large project for one client that included a large amount of data collection costs, which significantly reduced the Company's overall gross profit percentage.

         Operating costs also improved slightly from 43.6 percent of revenues in the first quarter of fiscal 1998 to 42.7 percent of revenues in the first quarter of fiscal 1999.

         Income from operations increased as a percentage of revenues from 7.1 percent in the first quarter of fiscal 1998 to 8.1 percent in fiscal 1999 or approximately $229,000.

         The provision for income taxes increased due to the increased income in the first quarter of fiscal 1999. Overall, the Company increased its net income as a percentage of revenues from 4.3 percent in the first quarter of fiscal 1998 to 5.2 percent in fiscal 1999 or approximately $168,000.

         The Company defines backlog as the unearned portions of its existing contracts at each balance sheet date. At September 30, 1998, backlog was approximately $13,000,000 as compared to a backlog of approximately $12,100,000 at September 30, 1997. The amount of backlog at any time may not be indicative of intermediate or long-term trends in the Company's operations.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1998 the Company's working capital increased $2,617,691 to $3,418,739 from $801,048 at June 30, 1998, and the current ratio increased to 1.31 from 1.08. The Company's cash balances increased $1,906,807 to $4,004,153 from $2,097,347 at June 30, 1998.

         In July of 1998, the Company entered into an agreement with a number of investors pursuant to which the Company sold 1,000,000 shares of common stock at $2.25 per share and issued options to purchase an aggregate of 250,000 shares of common stock at an exercise price of $2.25 per share (exercisable for 5 years). The agreement also provides that the investors will, under certain circumstances, provide or arrange for others to provide up to $25,000,000 in debt or equity financing to complete acquisitions and/or projects approved by the Board of Directors. The transaction netted the Company approximately $2,050,000 after offsetting associated costs.

         For the three-month period ended September 30, 1998, the Company used cash in operations of approximately ($235,000). This was the result of the timing issues relating to delayed billing terms for a several million-dollar contract that the Company is currently conducting. The effect of this contract has been to significantly increase the amount of unbilled work performed by the Company (described as "Costs and estimated earnings in excess of billings on uncompleted contracts" on the balance sheet). The effect of this delayed billing will reverse upon completion of the project in the third quarter of fiscal 1999. In addition, the Company purchased approximately $270,000 of computer equipment during the period to enhance productivity and borrowed approximately $324,000 from its credit line in the UK for the expansion of its UK operations.

         The Company has a loan agreement with Summit Bank, located in Princeton, NJ. The loan agreement contains the following:

       o A one year $2.5 million revolving line of credit at a variable interest rate based on certain financial ratios. As of September 30, 1998, the rate is the prime rate plus one-quarter percent (prime rate at September 30, 1998 was 8.25%). As of September 30, 1998, the Company was in compliance with all of the financial ratios and has not borrowed against this line.

       o A three-year $500,000 term line secured by equipment, furniture and fixtures at an interest rate based on certain financial ratios. As of September 30, 1998, the rate is the prime rate plus one-quarter percent. As of September 30, 1998, the Company has not borrowed against this line.

         In addition, the Company has a bank overdraft facility of (pound)300,000 with Coutts & Company in London, UK. The borrowings are charged at a rate of 3 percent above the UK Base Rate (7.25%). At September 30, 1998 the Company had borrowed approximately (pound)190,400 (approximately $324,000) against this overdraft facility.

         The Company believes that its current sources of liquidity and capital resources will be sufficient to fund its long-term obligations and working capital needs for the foreseeable future

         The Company is currently in negotiations with Summit Bank for a ten million-dollar acquisition line of credit. This facility, once finalized, will be used to help fund the Company's growth strategy.

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

IMPACT OF INFLATION

         Inflation had no material effect on the financial performance of the Company during the first quarter of fiscal 1999.

YEAR 2000

         In 1998, the Company established an oversight committee to review all of the Company's computer systems and programs. The Company, through its oversight committee, currently is upgrading its management information systems which it expects to complete during the fourth quarter of fiscal 1999, to ensure proper processing of transactions relating to Year 2000 and beyond. The Company continues to evaluate appropriate courses of corrective actions, including replacement of certain systems.

         The Company has queried its significant suppliers and subcontractors that do not share information systems with the Company (external agents). To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.

         The Company has incurred approximately $xxx,xxx of expenses for Year 2000 remediation costs in the three months ended September 30, 1998 and estimates future additional expenditures for Year 2000 remediation of approximately $xxx,xxx. All costs associated with Year 2000 compliance are being funded with cash flow generated from operations. The Company has not yet developed a contingency plan with respect to Year 2000 issues should they arise.

         Although the Company does not expect the costs associated with ensuring Year 2000 compliance to have a material affect on its financial position or results of operations, if the computer systems used by the Company, or any of its suppliers or vendors fail or experience significant difficulties related to the Year 2000, the Company could experience delays that could materially adversely affect the Company's financial position or its results of operations.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

    There are no material legal actions, proceedings or litigations pending or threatened to the knowledge of the Company.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

    None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5.    OTHER INFORMATION

    None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

    A.     Exhibits

           27.1 Financial Data Schedule for the period ended September 30, 1998.

    B.     Reports on Form 8-K.

           None.


                                   SIGNATURES
                                   ----------

          Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      TOTAL RESEARCH CORPORATION
                                       (Registrant)



                                      /s/ Albert Angrisani
                                      ----------------------------------
                                      BY:  Albert Angrisani
                                           Chief Executive Officer


                                      /s/ Eric Zissman
                                      ----------------------------------
                                      BY:  Eric Zissman
                                           Chief Financial Officer


Dated:  November 12, 1998