Form 10-Q
period 1998-12-31
TOTAL RESEARCH CORP
filed 1999-02-16
CIK 803058

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998.

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


At February 13, 1999, the Registrant had 11,491,108 shares of Common Stock, outstanding.

                         PART I. FINANCIAL INFORMATION

                   Item 1. Consolidated Financial Statements

Item 1.  Consolidated Financial Statements
-------  ---------------------------------

                                                    TOTAL RESEARCH CORPORATION
                                                    --------------------------
                                                    Consolidated Balance Sheets

                                                                                     Unaudited           Audited
                                                                                   December 31,         June 30,
                                                                                      1998                1998
                                                                                      ----                ----
ASSETS
Current assets
  Cash and cash equivalents                                                         $4,605,649       $   2,097,347
  Accounts receivable, less allowance for doubtful accounts
    of $110,000 at December 31, 1998 and  June 30, 1998                              6,716,224           6,451,545
  Costs and estimated earnings in excess of billings on
    uncompleted contracts                                                            1,883,290           1,201,265
  Deferred Taxes                                                                       243,000             243,000
  Other current assets                                                                 899,105             715,376
                                                                                   -----------         -----------
  Total current assets                                                              14,347,268          10,708,533

Fixed assets, less accumulated depreciation                                          2,528,480           2,110,914
Goodwill, net of accumulated amortization                                            1,683,618           1,722,540
Deferred taxes                                                                         361,100             361,100
Other assets                                                                           729,674             566,071
                                                                                   -----------         -----------
Total assets                                                                       $19,650,140         $15,469,158
                                                                                   ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Revolving line of credit                                                          $   15,689     $             -
  Notes payable - bank                                                                 415,000                   -
  Accounts payable                                                                   2,987,277           3,385,709
  Accrued expenses and other current liabilities                                     1,802,804           2,834,060
  Billings in excess of earnings                                                     4,917,484           3,394,545
  Income taxes payable                                                                 772,080             293,171
                                                                                   -----------         -----------
  Total current liabilities                                                         10,910,334           9,907,485

Long-term liabilities

  Other long-term liabilities                                                          573,515             484,207
                                                                                   -----------         -----------
     Total liabilities                                                              11,483,849          10,391,692
                                                                                   -----------         -----------

Stockholders' equity
  Common stock-authorized 20,000,000 shares $.001 par value,
    11,491,108 shares issued and outstanding at December 31, 1998 and
    10,476,108 shares issued and outstanding at June 30, 1998                           11,491              10,476
  Additional paid-in capital                                                         6,235,753           4,172,904
  Cumulative translation adjustment                                                    (12,856)             22,602
  Retained earnings                                                                  2,219,620           1,159,201
                                                                                   -----------         -----------
                                                                                     8,454,008           5,365,183
  Treasury Stock                                                                      (287,717)           (287,717)
                                                                                   -----------         -----------
    Total stockholders equity                                                        8,166,291           5,077,466

Total liabilities and stockholders' equity                                         $19,650,140         $15,469,158
                                                                                   ===========         ===========

                                         (See notes to the consolidated financial statements)

                                                    TOTAL RESEARCH CORPORATION
                                                    --------------------------
                                                 Consolidated Statements of Income





                                                Unaudited                                    Unaudited
                                                ---------                                    ---------
                                            Three Months Ended                           Six Months Ended
                                            ------------------                           ----------------

                                      Dec. 31.               Dec. 31,              Dec. 31,               Dec. 31,
                                        1998                  1997                  1998                   1997
                                        ----                  ----                  ----                   ----

Revenues...........................  $9,625,625             $8,749,086           $19,695,071            $16,991,111
Direct Costs.......................   4,913,071              4,204,615             9,866,070              8,268,339
                                      ---------              ---------             ---------              ---------
Gross Profit.......................   4,712,554              4,544,471             9,829,001              8,722,772

Operating Expenses.................   3,848,278              3,935,362             8,149,772              7,528,000
                                      ---------              ---------             ---------              ---------
Income from Operations.............     864,276                609,109             1,679,229              1,194,772

Interest Income (Expense)..........      37,787                 (1,904)               69,880                 (4,813)
Other income, net  ................           -                 25,912                     -                 35,912
                                      ---------              ---------             ---------              ---------
Income before income
 taxes.............................     902,063                633,117             1,749,109              1,225,871

Income taxes.......................     362,577                225,592               688,690                465,831
                                      ---------              ---------             ---------              ---------
Net income......................... $   539,486             $  407,525            $1,060,419            $   760,040
                                      ---------              ---------             ---------              ---------
Earnings per share
   Basic........................... $       .05             $      .04            $      .09            $       .08
   Diluted......................... $       .04             $      .03            $      .08            $       .07

Weighted average common shares
   Outstanding - Basic.............  11,466,921             10,087,764            11,460,508             10,071,330
               - Diluted...........  12,422,398             11,646,107            12,502,591             11,426,471

                                         (See notes to the consolidated financial statements)


                                                    TOTAL RESEARCH CORPORATION
                                                    --------------------------
                                               Consolidated Statements of Cash Flows





                                                                Unaudited               Unaudited
                                                                December 31,          December 31,
                                                                  1998                    1997
                                                                  ----                    ----


Net cash provided by operating activities                        $  836,423          $  1,122,619

Cash flows from investing activities:
    Purchase of equipment                                          (787,216)             (136,743)
                                                                  ---------             ---------
    Net cash used for investing activities                         (787,216)             (136,743)


Cash flows from financing activities:
(Repayment) proceeds from long-term debt                            430,689               (15,303)
Proceeds from issuance of common stock                            2,063,864                 4,376
                                                                  ---------             ---------
Net cash provided by (used in) financing activities               2,494,553               (10,927)

Effect of exchange rate changes on cash                             (35,458)               (6,276)

Net increase (decrease) in cash and cash equivalents              2,508,302               968,673

Cash and cash equivalents at beginning of period                  2,097,347               678,350
                                                                  ---------             ---------
Cash and cash equivalents at end of period                       $4,605,649          $  1,647,023
                                                                  =========             =========

              (See notes to the consolidated financial statements)


                           TOTAL RESEARCH CORPORATION
                           --------------------------
              Notes to Consolidated Unaudited Financial Statements
              ----------------------------------------------------
                           December 31, 1998 and 1997
                           --------------------------


NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1999.

NOTE 2 - SEGMENT INFORMATION


The Company operates in one principal industry segment: marketing research services. Geographic financial information for the three-month and six-month periods ended December 31, 1998 and 1997 (in 000's) is as follows:

                                                  Three Months                     Six Months
                                                  ------------                     ----------

                                              Dec. 31,     Dec. 31,          Dec. 31,        Dec. 31,
                                               1998          1997              1998           1997
                                               ----          ----              ----           ----

Revenues
         United States................       $ 6,524        $ 5,938           $13,665         $11,373
         Europe.......................         3,101          2,811             6,030           5,618
                                              ------         ------            ------          ------
Totals................................       $ 9,625        $ 8,749           $19,695         $16,991

Operating Income......................
         United States................           777            447             1,438             859
         Europe.......................           125            186               311             367
                                              ------         ------            ------          ------
Totals................................       $   902       $    633           $ 1,749        $  1,226

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

ITEM II MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

     The Company is a full-service consultative marketing research corporation that provides marketing research and information to assist its clients with the pricing and positioning of new or existing products, customer loyalty measurements, brand equity issues and other marketing concerns

     The  following  table  sets  forth,  for  the  periods   indicated  certain
historical income statement data as a percentage of gross revenues.


STATEMENT OF INCOME DATA:
(Expressed as a percentage of revenues)

                                                    Quarter Ended
                                                     December 31,
                                                     ------------
                                                  1998          1997
                                                  ----          ----

Revenues                                        100.0%        100.0%
Direct costs                                     51.0%         48.1%
                                                -----         -----
Gross profit                                     49.0%         51.9%
Operating expenses                               40.0%         44.9%
                                                -----         -----
Income from operations                            9.0%          7.0%
Interest income (expense)                         0.4%          0.0%
Other income, net                                 0.0%          0.3%
                                                -----         -----
Income before income taxes                        9.4%          7.3%
Provision for income taxes                        3.8%          2.6%
                                                -----         -----
Net income                                        5.6%          4.7%


RESULT OF OPERATIONS - SECOND QUARTER FISCAL 1999 AS COMPARED TO SECOND QUARTER FISCAL 1998.
-------------------------------------------------------------------------------

     The Company's revenues increased approximately 10 percent from the second quarter of fiscal 1998 to the second quarter of fiscal 1999. Customer Loyalty and Global Health Care experienced growth of over 20 percent in the second quarter of fiscal 1999 versus the second quarter of fiscal 1998. Strategic Marketing Services experienced growth of approximately nine percent during this period and US Regional Offices revenues were slightly below those earned in the previous fiscal year. The decrease in revenues for its US Regional Offices was the result of lower than anticipated revenues from its Chicago office.

     The gross profit of the Company decreased from 51.9 percent to 49.0 percent of revenues in the second quarter of fiscal 1999. During the period the Company's overall gross profit as a percentage of revenues was reduced by a large project for one client. This project had a large amount of data collection and data processing costs that had a significant negative effect on the overall gross profit percentage for the Company. However, the Company continues to generate gross profits of greater than 50 percent for most of its research projects.

Result of Operations - Second Quarter Fiscal 1999 as Compared to Second Quarter Fiscal 1998 (cont'd).
--------------------------------------------------------------------------------

     Operating costs improved from approximately 45 percent of revenues in the second quarter of fiscal 1999 to approximately 40 percent of revenues in the second quarter of fiscal 1999. The reduction of the percentage of operating expenses to revenues is mainly the result of the Company continuing to control its non-project related expenses as it continues to expand.

     Income from operations increased as a percentage of revenues from 7.0 percent in the second quarter of fiscal 1998 to 9.0 percent in the second quarter of fiscal 1999 or approximately $255,000.

     The Company's interest income increased to approximately $38,000 in the second quarter of fiscal 1999 from an interest expense of approximately $2,000 as a result of the interest earned on its cash reserves.

     Income before taxes increased as a percentage of revenues from 7.3 percent in the second quarter of fiscal 1998 to 9.4 percent in the second quarter of fiscal 1999 or approximately $269,000.

     The provision for income taxes increased due to the increased income in the second quarter of fiscal 1999. Overall, the Company increased its net income as a percentage of revenues from 4.7 percent in the second quarter of fiscal 1998 to 5.6 percent in the second quarter of fiscal 1999, or approximately $132,000.

STATEMENT OF INCOME DATA:
(Expressed as a percentage of revenues)

                                                  Six Months Ended
                                                     December 31,
                                                     ------------
                                                 1998          1997
                                                 ----          ----

Revenues                                       100.0%        100.0%
Direct costs                                    50.1%         48.7%
                                                -----         -----
Gross profit                                    49.9%         51.3%
Operating expenses                              41.4%         44.3%
                                                -----         -----
Income from operations                           8.5%          7.0%
Interest income                                  0.4%          0.0%
Other income (expense), net                      0.0%          0.2%
                                                -----         -----
Income before income taxes                       8.9%          7.2%
Provision for income taxes                       3.5%          2.7%
                                                -----         -----
Net income                                       5.4%          4.5%

RESULTS OF OPERATIONS - SIX MONTHS YEAR TO DATE FISCAL 1999 AS COMPARED TO SIX MONTHS YEAR TO DATE FISCAL 1998
--------------------------------------------------------------------------------

     Revenues increased approximately 16 percent for the first six months of fiscal 1998 compared to the first six months of fiscal 1999. Customer Loyalty experienced growth of over 32 percent, while Strategic Marketing Services and Global Health Care experienced growth of over 15 percent. The US Regional Offices revenues increased by approximately 7 percent during the period.

     The gross profit of the Company decreased from 51.3 percent for the six-month periods in fiscal 1998 to 49.9 percent in fiscal 1999. However, as stated in the second quarter analysis, the gross profit for the six-month period was reduced by a large project for one client that included a large amount of data collection and data processing costs.

     Operating costs also improved from 44.3 percent of revenues in the first six months of fiscal 1998 to 41.4 percent of revenues in the first six months of fiscal 1999. The reduction of the percentage of operating expenses to revenues is mainly the result of the Company continuing to control its non-project related expenses as it continues to expand.

     Income from operations increased as a percentage of revenues from 7.0 percent in the first six months of fiscal 1998 to 8.5 percent in the first six months of fiscal 1999 or approximately $484,000.

     Interest income increased from 0.0 percent in the first six months of fiscal 1998 to 0.4 percent in the first six months quarter of fiscal 1999, or approximately $75,000 as a result of the Company's interest earned on its cash reserves.

     The provision for income taxes increased due to the increased income in the first six months of fiscal 1999. Overall, the Company increased its net income as a percentage of revenues from 4.5 percent in the first six months of fiscal 1998 to 5.4 percent in fiscal 1999 or approximately $300,000.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1998 the Company's working capital increased $2,635,886 to $3,436,934 from $801,048 at June 30, 1998, and the current ratio increased to
1.32 from 1.08. The Company's cash balances increased $2,508,302 to $4,605,649 from $2,097,347 at June 30, 1998.

     In July of 1998, the Company entered into an agreement with a number of investors pursuant to which the Company sold 1,000,000 shares of common stock at $2.25 per share and issued options to purchase an aggregate of 250,000 shares of common stock at an exercise price of $2.25 per share (exercisable for 5 years). The agreement also provides that the investors will, under certain circumstances, provide or arrange for others to provide up to $25,000,000 in debt or equity financing to complete acquisitions and/or projects approved by the Board of Directors. The transaction netted the Company $2,048,092 after offsetting associated costs.

     For the six-month period ended December 31, 1998, the Company generated positive cash from operations of approximately $836,000. The Company uses its cash to purchase approximately $375,000 of computer equipment and office furnishings to support its additional business and move to become Y2K compliant.

     In addition, the Company moved to new offices in the United Kingdom during the period to support its growth strategy. To that end, the Company spent approximately $325,000, to date, for leasehold improvements. In order to fund this expansion, the Company borrowed, on a short-term basis, approximately $415,000 from its UK based bank (Barclays Bank). This borrowing will be repaid from cash from operations of the UK office.

     The Company has a loan agreement with Summit Bank, located in Princeton, NJ. The loan agreement contains the following:

     o A one year $2.5 million revolving line of credit at a variable interest rate based on certain financial ratios. As of December 31, 1998, the rate is the prime rate plus one-quarter percent (prime rate at December 31, 1998 was 7.75%). As of December 31, 1998, the Company was in compliance with all of the financial ratios and has not borrowed against this line.

     o A three-year $500,000 term line secured by equipment, furniture and fixtures at an interest rate based on certain financial ratios. As of December 31, 1998, the rate is the prime rate plus one-quarter percent. As of December 31, 1998, the Company has not borrowed against this line.

     In addition, the Company has a bank overdraft facility of (pounds) 300,000 with Barclays Bank in London, UK. The borrowings are charged at a rate of 3 percent above the UK Base Rate (7.25%). At December 31, 1998 the Company had borrowed approximately (pounds) 9,450 (approximately $16,000) against this overdraft facility.

     The Company defines backlog as the unearned portions of its existing contracts at each balance sheet date. The Company's backlog at December 31, 1998 was approximately $11,500,000 as compared to a backlog of approximately $11,600,000 at December 31, 1998. The amount of backlog at any time may not be indicative of intermediate or long-term trends in the Company's operations.

     The Company believes that its current sources of liquidity and capital resources will be sufficient to fund its long-term obligations and working capital needs for the foreseeable future.

     The  Company  is  currently  in  negotiations   with  Summit  Bank  for  an
acquisition line of credit. This facility, once finalized, will be used to help fund the Company's growth strategy.

RECENT TRENDS

     In the first six months of fiscal 1999, Customer Loyalty was awarded and virtually completed the largest contract in the history of the Company. Global Health Care has expanded its scope to include over-the-counter medications and agri-business markets while the United States Regional Offices have embarked on an expansion effort; an office was opened in Detroit, Michigan with two additional offices planned by fiscal year-end. Strategic Marketing Service's and Global Health Care's UK operations have recently moved to the Company's new offices located in London, England to support its increasing business.

IMPACT OF INFLATION

     Inflation had no material effect on the financial performance of the Company during the second quarter of fiscal 1999.

YEAR 2000

     In 1998, the Company established an oversight committee to review all of the Company's computer systems and programs. The Company, through its oversight committee, currently is upgrading its management information systems which it expects to complete during the fourth quarter of fiscal 1999, to ensure the proper processing of transactions related to Year 2000 and beyond. The Company continues to evaluate appropriate courses of corrective actions, including replacement of certain systems.

     The Company has queried its significant suppliers and subcontractors that do not share information systems with the Company (external agents). To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's result of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.

     The Company has incurred approximately $75,000 of expenses for Year 2000 remediation costs in the six months ended December 31, 1998 and estimates future additional expenditures for Year 2000 remediation of approximately $125,000. All costs associated with Year 2000 compliance are being funded with cash flow generated from operations. The Company has not yet developed a contingency plan with respect to Year 2000 issues should they arise.

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

                          PART II - OTHER INFORMATION
                          ---------------------------


ITEM 1.   LEGAL PROCEEDINGS


     There are no material legal actions, proceedings or litigations pending or threatened to the knowledge of the Company.


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.


    None.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES


    None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     (a) The Annual Meeting of Stockholders of the Company was held on December 14, 1998, at which meeting the stockholders voted to elect directors of the Company, approve the amendments to the 1995 Stock Incentive Plan and ratify the appointment of Ernst & Young, LLP as the Company's independent auditors of the fiscal year ending June 30, 1998.

          The results of the matters voted on the Annual Meeting are shown below.

     (b) The nominees for election as directors of the Company are listed below, together with the number of votes cast for, against, and withheld with respect to each such nominee, as well as the number of non-votes with respect to each such nominee:

     Nominee               For             Against      Withheld      Non-Voting
     -------               ---             -------      --------      ----------

     David Brodsky         9,178,504         21,893            -              -
     Albert Angrisani      9,178,504         21,893            -              -
     Anthony Galli         9,167,764         32,633            -              -
     George Lindemann      9,167,764         32,633            -              -
     Howard Shecter        9,167,764         32,633            -              -
     Edward Shrawder       9,158,320         42,077            -              -
     Roger Thomas          9,167,764         32,633            -              -
     Lorin Zissman         9,167,147         33,250            -              -

     (c) Other matters voted upon at the meeting and the results of those votes are as follows:


                                                           For           Against          Abstain             Unvoted
                                                           ---           -------          -------             -------
     Approval of amendments to the
      1995 Stock Incentive Plan                      4,480,877           140,236           17,341           4,561,943
     Ratification of Ernst & Young LLP as
      the Company's Independent auditors             9,176,551            21,900            1,946                   -

ITEM 5.    OTHER INFORMATION


    None.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.


    A.  None.

    B.  None.
                                   SIGNATURES
                                   ----------

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


Dated:  February 15, 1999