Form 10-Q
period 1999-03-31
TOTAL RESEARCH CORP
filed 1999-05-14
CIK 803058

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999.

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


At May 13, 1999, the Registrant had 11,567,514 shares of Common Stock, outstanding.

                          PART I. FINANCIAL STATEMENTS.

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                          TOTAL RESEARCH CORPORATION
                                          --------------------------
                                          CONSOLIDATED BALANCE SHEETS

                                                                                     UNAUDITED           AUDITED
                                                                                     MARCH 31,          JUNE 30,
                                                                                      1999                1998
                                                                                 --------------       ----------
ASSETS
Current assets
  Cash and cash equivalents                                                         $4,937,787       $   2,097,347
  Accounts receivable, less allowance for doubtful accounts
    of $110,000 at March 31, 1999 and  June 30, 1998                                 6,601,251           6,451,545
  Costs and estimated earnings in excess of billings on
    uncompleted contracts                                                            2,883,429           1,201,265
  Deferred taxes                                                                       243,000             243,000
  Other current assets                                                                 968,118             715,376
                                                                                   -----------        ------------
  Total current assets                                                              15,633,585          10,708,533

Fixed assets, less accumulated depreciation                                          2,702,317           2,110,914
Goodwill, net of accumulated amortization                                            1,664,157           1,722,540
Deferred taxes                                                                         361,100             361,100
Other assets                                                                           646,208             566,071
                                                                                 -------------         -----------
Total assets                                                                       $21,007,367         $15,469,158
                                                                                 =============         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Revolving line of credit                                                         $   280,060     $             -
  Notes payable - bank                                                                 197,732                   -
  Accounts payable                                                                   3,696,814           3,385,709
  Accrued expenses and other current liabilities                                     2,017,291           2,834,060
  Billings in excess of earnings                                                     4,513,168           3,394,545
  Income taxes payable                                                               1,013,804             293,171
                                                                                   -----------        ------------
  Total current liabilities                                                         11,718,869           9,907,485

Long-term liabilities

  Other long-term liabilities                                                          635,980             484,207
                                                                                   -----------         -----------

     Total liabilities                                                             $12,354,849         $10,391,692
                                                                                   -----------      --------------

Stockholders' equity
  Common stock-authorized  20,000,000 shares $.001 par value,  11,542,104 shares issued and outstanding at March 31, 1999 and
    10,476,108 shares issued and outstanding at June 30, 1998                           11,542              10,476
  Additional paid-in capital                                                         6,255,391           4,172,904
  Cumulative translation adjustment                                                    (57,788)             22,602
  Retained earnings                                                                  2,731,090           1,159,201
                                                                                     ---------      --------------
                                                                                     8,940,235           5,365,183
  Treasury stock                                                                      (287,717)           (287,717)
                                                                                   ------------     --------------
     Total stockholders' equity                                                      8,652,518           5,077,466

Total liabilities and stockholders' equity                                         $21,007,367         $15,469,158
                                                                                 =============         ===========



                             (See notes to the consolidated financial statements)


                                                    TOTAL RESEARCH CORPORATION
                                                    --------------------------
                                                 CONSOLIDATED STATEMENTS OF INCOME


                                                UNAUDITED                                    UNAUDITED
                                            THREE MONTHS ENDED                           NINE MONTHS ENDED

                                        MARCH 31,             MARCH 31,              MARCH 31,            MARCH 31,
                                          1999                  1998                   1999                 1998
                                          ----                  ----                   ----                 ----

Revenues...........................  $9,968,696             $8,033,068           $29,663,767            $25,024,179
Direct costs.......................   4,810,694              4,045,682            14,676,764             12,314,021
                                     ----------           ------------          ------------           ------------
Gross profit.......................   5,158,002              3,987,386            14,987,003             12,710,158

Operating expenses.................   4,412,960              3,440,816            12,562,732             10,968,815
                                    -----------           ------------          ------------           ------------
Income from operations.............     745,042                546,570             2,424,271              1,741,343

Interest income (expense)..........      41,154                  4,332               111,034                   (481)
Other income, net  ................           -                 (5,911)                    -                 30,000
                                    -----------           ------------          ------------           ------------
Income before income
 taxes.............................     786,196                544,991             2,535,305              1,770,862

Income taxes.......................     274,726                207,097               963,416                672,928
                                    -----------           ------------          ------------           ------------

Net income......................... $   511,470             $  337,894           $ 1,571,889            $ 1,097,934
                                    -----------           ------------          ------------           ------------

Earnings per share
   Basic........................... $       .04             $      .04           $       .14           $        .11
   Diluted......................... $       .04             $      .03           $       .13           $        .09

Weighted average common shares
   Outstanding - Basic.............  11,543,754             10,131,134            11,510,350             10,097,973
               - Diluted...........  12,579,815             11,670,543            12,546,411             11,557,312


                               (See notes to the consolidated financial statements)




                                                    TOTAL RESEARCH CORPORATION
                                                    --------------------------
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                UNAUDITED               UNAUDITED
                                                                 MARCH 31,              MARCH 31,
                                                                   1999                   1998
                                                                   ----                   ----


Net cash provided by operating activities                       $ 1,423,419          $  1,606,239

Cash flows from investing activities:
    Purchase of equipment                                        (1,063,934)             (337,604)
                                                                ------------             ---------
    Net cash used for investing activities                       (1,063,934)             (337,604)


Cash flows from financing activities:
(Repayment) proceeds from long-term debt                            477,792              (214,575)
Proceeds from issuance of common stock                            2,083,553                15,313
                                                                  ---------          ------------
Net cash provided by (used in) financing activities               2,561,345              (199,262)

Effect of exchange rate changes on cash                             (80,390)                9,490

Net increase (decrease) in cash and cash equivalents              2,840,440             1,078,863

Cash and cash equivalents at beginning of period                  2,097,347               678,350
                                                               ------------          ------------

Cash and cash equivalents at end of period                     $  4,937,787          $  1,757,213
                                                               ============          ============



                               (See notes to the consolidated financial statements)

                           TOTAL RESEARCH CORPORATION
                           --------------------------

              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
              ----------------------------------------------------

                             MARCH 31, 1999 AND 1998
                             -----------------------


NOTE 1 - BASIS OF PRESENTATION

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 1999.

NOTE 2 - SEGMENT INFORMATION


    The  Company   operates  in   one  principal  industry   segment:  marketing
research services. Geographic financial information for the three-month and nine-month periods ended March 31, 1999 and 1998 (in 000's) is as follows:

                                                   Three Months Ended                       Nine Months Ended
                                                Mar. 31,               Mar. 31,           Mar. 31,        Mar. 31,
                                                1999                   1998               1999            1998

Revenues
         United States...................       $7,194                $5,643             $20,859         $17,016
         Europe..........................        2,775                 2,390               8,805           8,008
                                               -------               -------            --------         -------
Totals...................................       $9,969                $8,033             $29,664         $25,024
                                               =======               =======            ========         =======

Operating Income.........................
         United States...................        $ 753                 $ 453              $2,191          $1,312
         Europe..........................           33                    92                 344             459
                                                ------                ------            --------         -------
Totals...................................        $ 786                 $ 545              $2,535          $1,771
                                                ======                ======            ========         =======

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


STATEMENT OF INCOME DATA:
(Expressed as a percentage of revenues)

                                                         Three Months Ended           Nine Months Ended
                                                              March 31,                   March 31,
                                                              ---------                   ---------
                                                           1999         1998          1999          1998
                                                           ----         ----          ----          ----
Revenues                                                 100.0%       100.0%        100.0%        100.0%
Direct costs                                              48.2%        50.4%         49.5%         49.2%
                                                          -----        -----        ------        ------
Gross profit                                              51.8%        49.6%         50.5%         50.8%
Operating expenses                                        44.3%        42.8%         42.3%         43.8%
                                                          -----        -----        ------        ------
Income from operations                                     7.5%         6.8%          8.2%          7.0%
Interest income                                            0.4%         0.1%          0.3%          0.0%
Other income (expense), net                                0.0%       (0.1%)          0.0%          0.1%
                                                          -----        -----        ------        ------
Income before income taxes                                 7.9%         6.8%          8.5%          7.1%
Provision for income taxes                                 2.8%         2.6%          3.2%          2.7%
                                                          -----        -----        ------        ------
Net income                                                 5.1%         4.2%          5.3%          4.4%
                                                          =====        =====        ======        ======


RESULT OF OPERATIONS - THIRD QUARTER FISCAL 1999 AS COMPARED TO THIRD QUARTER FISCAL 1998.
--------------------------------------------------------------------------------

         The Company's revenues increased approximately 24 percent from the third quarter of fiscal 1998 to the third quarter of fiscal 1999. All four of the Company's divisions experienced a growth in revenues during the third quarter of fiscal 1999 versus the third quarter of fiscal 1998. The Customer Loyalty and Strategic Marketing Services divisions experienced growth of over 25 percent while the Global Life Sciences and US Regional Offices divisions experienced growth of over 10 percent. The growth for all four divisions resulted from the increased sales efforts of the Company.

         The gross profit of the Company increased from 49.6 percent to 51.8 percent of revenues in the third quarter of fiscal 1999 versus the third quarter of fiscal 1998. This increase in gross profit as a percentage of revenues is mainly the result of the change in the mix of work conducted by the Company during the third quarter, as the Company conducted a greater percentage of qualitative research for its clients, which typically generates a higher gross margin.

RESULT OF OPERATIONS - THIRD QUARTER FISCAL 1999 AS COMPARED TO THIRD QUARTER FISCAL 1998 (CONT'D).
--------------------------------------------------------------------------------

         Operating costs increased to 44.3 percent of revenues in the third quarter of fiscal 1999 from 42.8 percent of revenues in the third quarter of fiscal 1998. The increase of operating costs as a percentage of revenues is the result of increases in the infrastructure of the Company to support increasing revenues, including increasing its sales and research staff, the costs of additional space in its UK office as well as additional sales and presentation training costs.

         Income from operations increased as a percentage of revenues from 6.8 percent in the third quarter of fiscal 1999 to 7.5 percent in the third quarter of fiscal 1999 or approximately $199,000.

         The Company's interest income increased to approximately $41,000 in the third quarter of fiscal 1999 from approximately $4,000 as a result of the interest earned on its cash reserves.

         Income before taxes increased as a percentage of revenues from 6.8 percent in the third quarter of fiscal 1998 to 7.9 percent in the third quarter of fiscal 1999 or approximately $241,000.

         The provision for income taxes increased due to the increased income in the third quarter of fiscal 1999. Overall, the Company increased its net income as a percentage of revenues from 4.2 percent in the third quarter of fiscal 1998 to 5.1 percent in the third quarter of fiscal 1999, or approximately $174,000.


RESULTS OF OPERATIONS - NINE MONTHS YEAR TO DATE FISCAL 1999 AS COMPARED TO NINE MONTHS YEAR TO DATE FISCAL 1998
--------------------------------------------------------------------------------

         Revenues increased approximately 19 percent for the first nine months of fiscal 1999 compared to the first nine months of fiscal 1998. The Customer Loyalty and Strategic Marketing Services divisions experienced growth of over 20 percent, while the Global Life Sciences and US Regional Offices divisions experienced growth of over 10 percent for the nine month period.

         The gross profit of the Company decreased from 50.8 percent for the nine-month period in fiscal 1998 to 50.5 percent for the nine-month period in fiscal 1999. Gross profit for the nine-month period was reduced by a large project for one client that included a large amount of data collection and data processing costs that significantly negatively affected the overall gross profit.

         Operating costs improved from 43.8 percent of revenues in the first nine months of fiscal 1998 to 42.3 percent of revenues in the first nine months of fiscal 1999. The reduction of the percentage of operating expenses to revenues is mainly the result of the Company continuing to control its non-project related expenses as it continues to expand.

         Income from operations increased as a percentage of revenues from 7.0 percent in the first nine months of fiscal 1998 to 8.2 percent in the first nine months of fiscal 1999 or approximately $683,000.

         Interest income increased from 0.0 percent in the first nine months of fiscal 1998 to 0.4 percent in the first nine months of fiscal 1999, or approximately $111,000 as a result of the Company's interest earned on its cash reserves.

         The provision for income taxes increased due to the increased income in the first nine months of fiscal 1999. Overall, the Company increased its net income as a percentage of revenues from 4.4 percent in the first nine months of fiscal 1998 to 5.3 percent in fiscal 1999 or approximately $474,000.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1999 the Company's working capital increased $3,113,668 to $3,914,716 from $801,048 at June 30, 1998, and the current ratio increased to
1.33 from 1.08. The Company's cash balances increased $2,840,440 to $4,937,787 from $2,097,347 at June 30, 1998.

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

         For the nine-month period ended March 31, 1999, the Company generated positive cash from operations of approximately $1,423,000. The Company used its cash to purchase approximately $474,000 of computer equipment and office furnishings to support its increased business as well as to position the Company to become Y2K compliant.

         In addition, the Company moved to new offices in the United Kingdom during the period to support its growth strategy. To that end, the Company spent approximately $590,000 for leasehold improvements. In order to fund this expansion, the Company borrowed, on a short-term basis, approximately $415,000 from its UK based bank (Barclays Bank). This loan is required to be repaid by June 30, 1999.

         The Company has a loan agreement with Summit Bank, located in Princeton, NJ. The loan agreement contains the following:

o A one year $2.5 million revolving line of credit at a variable interest rate based on certain financial ratios. As of March 31, 1999, the rate is the prime rate plus one-quarter percent (prime rate at March 31, 1999 was 7.75%). As of March 31, 1999, the Company was in compliance with all of the financial ratios and has not borrowed against this line.

o A three-year $500,000 term line secured by equipment, furniture and fixtures at an interest rate based on certain financial ratios. As of March 31, 1999, the rate is the prime rate plus one-quarter percent (prime rate at March 31, 1999 was 7.75%). As of March 31, 1999, the Company was in compliance with all of the financial ratios and has not borrowed against this line.

o In addition, the Company has a bank overdraft facility of (pound)300,000 with Barclays Bank in London, UK. The borrowings are charged at a rate of 3 percent above the UK Base Rate (x.xx%). At March 31, 1999 the Company had borrowed approximately (pound)122,815 (approximately $280,000) against this overdraft facility.

         The Company defines backlog as the unearned portions of its existing contracts or orders at each balance sheet date. The Company's backlog at March 31, 1999 was approximately $18,000,000 as compared to a backlog of approximately $13,300,000 at March 31, 1998. The backlog figure for March 31, 1999 includes the recent receipt of an order for approximately $5,000,000, which is scheduled to be completed over the next twelve months. The amount of backlog at any time may not be indicative of intermediate or long-term trends in the Company's operations.

         The Company believes that its current sources of liquidity and capital resources will be sufficient to fund its long-term obligations and working capital needs for the foreseeable future.


RECENT TRENDS

         In the first nine months of fiscal 1999, the Customer Loyalty division was awarded and completed the largest contract in the history of the Company. The Company has recently received an order for the renewal of that contract for approximately $5,000,000.

RECENT TRENDS (CON'TD)

         The Global Health Care division has expanded its scope to include over-the-counter medications and agri-business markets and, as a result, has changed its name to the Global Life Sciences division.

         The Strategic Marketing Services division has recently expanded its facility in the United Kingdom to accommodate current and expected future growth.

         The US Regional Offices division has recently entered into a contract that has increased the amount of annual business it conducts with its largest client. The contract provides for approximately three million dollars of research to be conducted annually.

IMPACT OF INFLATION

         Inflation had no material effect on the financial performance of the Company during the third quarter of fiscal 1999.

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

         The Company incurred approximately $125,000 of expenses for Year 2000 remediation costs in the nine months ended March 31, 1999 and estimates future additional expenditures for Year 2000 remediation of approximately $75,000. All costs associated with Year 2000 compliance are being funded with cash flow generated from operations. The Company has not yet developed a contingency plan with respect to Year 2000 issues should they arise.

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


                            [SIGNATURE PAGE FOLLOWS.]

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

    None.

ITEM 5.    OTHER INFORMATION


    None.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.


    A. Exhibits

    27.1  Financial Data Schedule for the period ended March 31, 1999.

    B.  Reports on Form 8-K

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


Dated:  May 13, 1999