Form 10-K
period 1999-06-30
TOTAL RESEARCH CORP
filed 1999-09-28
CIK 803058

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

 [ X ] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
                                  Act of 1934

                    For the fiscal year ended June 30, 1999.

[ ]Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
                                  Act of 1934

                   For the transition period from ___ to ___.

                        Commission File Number: 0-15692.

                           TOTAL RESEARCH CORPORATION
                           --------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                 22-2072212
----------------------------------------  --------------------------------------
 (State or other jurisdiction of             (IRS Employer Identification No.)
  incorporation or organization)

5 Independence Way, Princeton, New Jersey          08543-5305
----------------------------------------  --------------------------------------
(Address of principal executive offices)             (Zip Code)

       Registrant's telephone number, including area code: (609) 520-9100

           Securities registered pursuant to Section 12(b) of the Act:

     Title of each class              Name of each exchange on which registered:

             None                                      Nasdaq
---------------------------           -----------------------------------------

                Securities pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                       -   --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((statute) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

The aggregate market value of shares of Common Stock of the registrant held by non-affiliates of the registrant based on the closing price of the Common Stock on September 14, 1999 was $33,524,000. As of September 14, 1999, there were 11,911,608 shares of the Company's Common Stock ($.001 par value) outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the annual shareholders report for the year ended June 30, 1999 are incorporated by reference into Parts I and II. Portions of the proxy statement for the annual shareholders meeting to be held on December 8, 1999 are incorporated by reference into Part III.

                                     PART I

Information contained or incorporated by reference in this report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act), which represent the expectations or beliefs of Total Research Corporation (the "Company"), including, but not limited to, statements concerning industry performance, the Company's operations, performance, financial condition, growth and acquisition strategies, margins and growth in sales of the Company's products. For this purpose, any statements contained in this Annual Report that are not statements of historical fact may be deemed to be forward-looking statements. Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may,""will," "should" or"anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. See, e.g., "Management's Discussion and Analysis of Financial Condition and Results of Operations." No assurance can be given that the future results covered by the forward-looking statements will be achieved. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control. The information set forth below identifies important factors with respect to such forward-looking statements, including certain risks and uncertainties that could cause actual results to vary materially from the future results covered in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results covered in such forward-looking statements.


ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW OF THE BUSINESS

     The Company is a leading full-service custom and web-enabled marketing organization that provides marketing research and marketing services to assist its clients with the pricing and positioning of new or existing products, customer loyalty measurements, brand equity and e-commerce issues, organizational structure and other marketing concerns. The Company provides services for its clients by using proprietary market research and other marketing technologies developed by the Company and distributed throughout various mediums, including the Internet.

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

     The Company operates as one business segment. It services its clients through its five divisions (Customer Loyalty Management, Global Life Sciences,
Strategic      Marketing       Services-Domestic,       Strategic      Marketing
Services-International, and its Internet subsidiary, BlinkE(trademark)), each of which has specific industry and/or product expertise. The Company's divisions are located in several cities in the United States and in London, England. The Company also maintains relationships with market research organizations in South America and Asia to collect data internationally on behalf of the Company.

     The Company operates telephone data collection centers in Tampa, Florida and London, England to assist in collecting data for clients. The Tampa calling center currently has 80 fully computerized interviewing stations and the Company plans to expand this center to approximately 130 CATI (Computer Assisted Telephone Interviewing) interviewing stations by November 1999. The London calling center has approximately 140 CATI interviewing stations. The Company's phone centers conduct interviews utilizing computer programmed questionnaires that are immediately uploaded to the Company's central data-processing center, thereby enabling research to be collected and analyzed more efficiently and effectively. The Company also recently introduced Total e-Survey(trademark), a web-based data collection methodology that utilizes its advanced research techniques to collect data over the Internet.

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

CLIENTS

     In fiscal 1999, approximately 70 percent of the Company's revenues were earned from among the 100 largest commercial and financial companies in the world. The Company currently serves approximately 200 commercial clients and government agencies. During fiscal 1999, approximately 75 percent of the revenues earned by the Company were from clients who had previously retained the Company. For the fiscal years ended June 30, 1999, 1998 and 1997, no single client accounted for greater than 10% of the Company's annual revenues. The following chart sets forth certain information regarding the Company's annual revenues during the past three fiscal years:


                           Fiscal Year Ended June 30,
                           --------------------------

 Industry                                1999         1998          1997       Representative Clients
 --------                                ----         ----          ----       ----------------------

 Telecommunications/ Information          40.9         28.1          24.5      Bell Atlantic, Hewlett Packard, IBM,
 Systems                                                                       Lotus, Lucent Technologies,
                                                                               Microsoft, US West


 Health Care/                                                                  Amgen, Bristol-Myers Squibb, Eli
 AgriBusiness                             21.7%        25.3%         32.0%     Lilly, John Deere, Novartis, Pfizer



 Manufacturing/Industrial                  9.0         14.1          11.1      Dow Chemical, Dow Corning, DuPont,
                                                                               FMC, Monsanto


 Consumer Products                         9.0          9.3          10.9      3M, Bausch & Lomb, Black & Decker,
                                                                               Eastman Kodak, Michelin


 Financial Services                        6.1          6.8           7.4      Chase, Fidelity Investments, Merrill
                                                                               Lynch, Nations Bank, Prudential


 Other                                    13.3         16.4          14.1      Ford, NJ Transit, Walt Disney
                                        ------       ------        ------

 Totals                                  100.0%       100.0%        100.0%
                                        ------       ------        ------


PRODUCTS AND SERVICES

     The Company believes it enjoys advantages over competitors due to its ability to conduct predictive marketing research studies, which attempt to predict consumer, business, or physician behavior in various alternative scenarios. The Company believes this is superior to more traditional market research, which is diagnostic in nature. The Company's principal proprietary predictive technologies and associated services include the following:

     o  BLINKE(TRADEMARK),  a newly  established  wholly owned  subsidiary  that integrates the Company's advanced marketing research capabilities with innovative Internet strategies in business-to-business and e-commerce applications.

     o COMPONENT ASSESSMENT (COMPASS(REGISTERED)) is designed to enable clients to analyze the structure of a competitive market and to determine the effect that individual product attributes have on a customer's purchase decision. COMPASS(registered) is commonly used by clients for developmental stage products and to understand the key drivers of product choice.

     o EQUITREND(REGISTERED) measures the perceived quality of a brand or product based upon consumer experiences with, and perceptions of, the brand. This product is funded by the Company and is sold to a number of clients.

     o THE IDEA FARM(TRADEMARK), a newly established wholly owned subsidiary that provides promotional services for agribusiness companies.

     o PREDICTIVE SEGMENTATION(REGISTERED) is a technology that enables marketers to identify the various segments and or sub-markets of individual products and to differentiate the demands of each segment. Clients utilize Predictive Segmentation to combine demographic and usage/attitude factors to determine the optimal segmentation for their products.

     o PRICE ELASTICITY MEASUREMENT SYSTEM (PEMS(REGISTERED)) permits the evaluation of pricing strategies for different products and services. PEMS is designed to enable the client to predict sales of products and services under a broad range of possible competitive pricing scenarios.

     o TOTAL E-SURVEY(TRADEMARK) is the Company's new web service that combines the firm's advanced market research technologies and international expertise to provide a web-based data-collection capability.

     o TOTAL RESEARCH BIAS CORRECTION (TRBC(REGISTERED)) is a technology that enables marketers to improve the accuracy and value of any research by reducing fundamental sources of bias, error and distortion in market research data. This results in a better understanding of marketing behavior and substantial improvement of the predictive accuracy and value of market research. TRBC(registered) is especially valuable in multi-national studies.

GEOGRAPHIC LOCATIONS

     The Company's headquarters are located in Princeton, New Jersey. The Company has domestic offices in Detroit, Minneapolis, Poughkeepsie, Tampa, and one international office in London, England.

     The Company has an agreement pursuant to which the Company authorizes Paradigma S.A. ("Paradigma") to use the name "Total Research Argentina". Paradigma represents the Company in Argentina and markets the Company's proprietary research techniques.

     The Company has an alliance with Asia Marketing Intelligence, ("AMI"), the largest independent data collection services firm in Asia, which enables the Company to offer full, comprehensive service for the Asian component of global studies.

INTERNATIONAL OPERATIONS

     In fiscal 1999, approximately 44% of the Company's revenues were attributable to projects that the Company conducts for its clients involving market research which is performed on a global basis. The Company has conducted research projects in Europe, South America, Canada, Africa, China, Japan, Australia, and India. To engage in its international market research activities, the Company has developed a network of relationships (such as those with Paradigma and AMI) with market research organizations in essential locations around the world. These alliances enable the Company to maintain the quality and reliability of its data collection activities.

ORGANIZATIONAL STRUCTURE

         The Company currently operates four market research divisions.

     The Customer Loyalty Management division is located in Princeton. This division provides clients with an organized, controlled means of improving their operating results and marketplace performance through the effective use of information from customers and employees. Clients are primarily from the telecommunications, information technology, travel, and banking industries. The Customer Loyalty Division accounted for approximately 24% of the revenues generated by the Company in fiscal 1999.

     The Global Life Sciences ("GLS") division is international in nature, with staff in both the Princeton and London offices. The division conducts global market research in the pharmaceutical, health care, biotechnology, and agricultural industries. GLS accounted for approximately 20% of the revenues generated by the Company in fiscal 1999.

     The Strategic Marketing Services Domestic ("SMS Domestic") division operates from the Princeton, Poughkeepsie and Minneapolis offices. The SMS Domestic division conducts market research on a global basis in the consumer products/consumer packaging goods, information technology, automotive and telecommunications industries. This division is responsible for the Company's EquiTrend(registered) product. SMS accounted for approximately 31% of the revenues earned by the Company in fiscal 1999.

     The  Strategic  Marketing  Services   International  ("SMS  International")
division operates from its London, England office. The SMS International division conducts market research mainly within Europe and Asia in the consumer products/consumer packaging goods, financial services, information technology, manufacturing/industrial and telecommunications industries. SMS International accounted for approximately 25% of the revenues earned by the Company in fiscal 1999.

     In addition to its four market research divisions, the Company recently established BlinkE(trademark), a wholly owned subsidiary. BlinkE(trademark) integrates the Company's advanced marketing research capabilities with innovative Internet strategies in business-to-business and retail e-commerce applications using proactive strategy development and advanced web site implementation.

FEE ARRANGEMENTS

     The Company generally obtains full-service and advanced level research assignments through competitive bidding. Most contracts are awarded on a fixed-fee basis, subject to adjustment under certain circumstances.

     The Company also designs and implements multi-client studies, such as EquiTrend(registered), to address informational needs shared by multiple existing and potential clients. The Company usually develops the initial focus and study design of a multi-client study at its own expense prior to obtaining client commitments. The Company then sells the completed study to existing and potential clients on a non-exclusive basis.

COMPETITION

     The market research industry is highly competitive and is characterized by a large number of relatively small organizations and a limited number of large full service organizations, many of which are believed to have financial resources greater than those of the Company. Management believes that it is currently one of the leading providers of market research and analysis services using advanced statistical techniques. In 1998, the Company was listed as the 24th largest US company, measured by revenues, in the marketing research industry by Marketing News. The Company's primary competitors include: Burke Marketing Services, Inc.; M/A/R/C, Inc.; Maritz, Market Facts, Inc.; National Analysts; Opinion Research Corporation; and Walker Research Incorporated.

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

EMPLOYEES

     As of June 30, 1999, the Company employed 245 full-time employees. The Company uses approximately 350 part-time, hourly employees for data gathering and processing purposes. All employees are non-union. The Company believes that its relationship with its labor force is good.

TRADEMARKS

     The Company owns 17 trademarks registered with the United States Patent and Trademark Office and/or similar regulatory authorities in other countries. Federally registered trademarks have perpetual life, provided they are renewed on a timely basis and used properly as trademarks, subject to the rights of third parties to seek cancellation of the marks. The Company regards its trademarks and other proprietary rights as valuable assets and believes that they have significant value in the marketing of its products. The Company protects its trademarks against infringement.


ITEM 2.DESCRIPTION OF PROPERTY

     The Company's headquarters and principal United States operating facility is located in Princeton, New Jersey. As of June 30, 1999, the Company leased approximately 51,000 square feet of office space for its Princeton operations; the lease expires June 30, 2006. The Company is currently sub-leasing approximately 20,000 square feet of this space to third parties.

     The Company leases 6,083 square feet for a sales office in Minneapolis, Minnesota. The lease expires on April 30, 2001. The Company leases 2,400 square feet for a sales office in Poughkeepsie, New York. The lease expires on December 31, 1999. The Company leases 7,559 square feet for a telephone data-collection facility in Tampa, Florida. The lease expires on June 30, 2001.

     In the United Kingdom, the Company leases 21,473 square feet for its Brentford, London office space. The lease expires October 31, 2010 with a tenant break clause at October 31, 2004.


ITEM 3.  LEGAL PROCEEDINGS

     As of June 30, 1999, there were no material legal actions or proceedings pending or, to the knowledge of the Company, threatened, to which the property of the Company was subject, or to which the Company was a party.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of fiscal 1999, no matters were submitted to a vote of security holders of the Company.

                                     PART II


ITEM 5.  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

The Company's Common Stock trades on the Nasdaq Small Cap Market. The quarterly high and low bid prices of the Company's common stock, as reported by the Nasdaq Small Cap Market, from fiscal 1998 to date, were as follows:

                                      High                      Low
                                      ----                      ---

Fiscal 1998
     First Quarter                   $2.03                     $1.03
     Second Quarter                   2.00                      1.34
     Third Quarter                    2.10                      1.50
     Fourth Quarter                   4.25                      2.00


Fiscal 1999
     First Quarter                   $3.84                     $2.50
     Second Quarter                   2.69                      1.88
     Third Quarter                    3.38                      2.38
     Fourth Quarter                   4.06                      2.38


Fiscal 2000
     First Quarter (through          $3.88                     $3.13
     September 14, 1999)



     The above listed quotes reflect inter-dealer prices without retail mark-up, mark-down or commissions and are not necessarily representative of actual transactions or of the true value of the Common Stock.

     As of September 14, 1999, the Company had 453 shareholders of record of its Common Stock. The Company has never declared a dividend and does not plan to do so in the near future.

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

ITEM 6.  SELECTED FINANCIAL DATA

                     SELECTED FINANCIAL DATA FOR YEARS ENDED
                     ---------------------------------------
                    JUNE 30, 1999, 1998, 1997, 1996 AND 1995
                    ----------------------------------------


The selected financial data as of June 30, 1999, 1998, 1997, 1996 and 1995 and for each of the years then ended has been derived from the audited consolidated financial statements of the Company. The selected financial data should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements of the Company and the notes thereto and the other financial information included in Item 14 of the Annual Report.

                                                                       Year Ended June 30,
                                            --------------------------------------------------------------------------
Statement of income data (000):                 1999           1998           1997           1996           1995
                                                ----           ----           ----           ----           ----
Revenues                                        $41,562        $34,057       $29,443         $23,715       $19,250
Direct costs                                     20,450         16,641        14,942          11,001         7,905
Gross profit                                     21,112         17,416        14,501          12,714        11,345
Operating expenses                               17,802         14,868        13,221          13,683         9,785
Unusual charges                                                                                1,101
                                                    320            723             -                             -
Income(loss) from operations                      2,990          1,825         1,280          (2,070)        1,560
Interest income (expense)                           231             20          (202)           (342)         (307)
Other income, net                                     -             40            50              87            59
Income(loss) before income taxes                  3,221          1,885         1,128          (2,325)        1,312
Provision (benefit) for income taxes              1,245            760           490            (842)          552
Net income (loss)                              $  1,976        $ 1,125       $   638         $(1,483)      $   760
Net income(loss) per diluted share*            $    .16        $   .10       $   .06         $ (0.15)      $   .08
* - not in thousands

                                                                            June 30,
                                            --------------------------------------------------------------------------
Balance Sheet Data (000):                       1999           1998           1997           1996           1995
                                                ----           ----           ----           ----           ----
Working capital (deficiency)                    $ 4,514        $   801       $(1,151)       $  (163)       $   210
Total assets                                     21,717         15,469        12,948         13,155         11,743
Capital lease obligations and notes
payable                                             282             19           215          2,142          1,406
Stockholders' equity                            $ 9,079        % 5,077       $ 3,648        $ 2,821        $ 4,323


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with "Selected Financial Data" and the audited Consolidated Financial Statements of the Company and the related notes.

RESULTS OF OPERATIONS

     The Company is a full-service consultative marketing research corporation that provides marketing research and information to assist its clients with the pricing and positioning of new or existing products, customer loyalty measurements, brand equity issues and other marketing concerns.

The following table sets forth, for the periods indicated certain historical income statement and other data for the Company and also sets forth such data as a percentage of gross revenues (in thousands).

                                                                      Year Ended June 30,
                                                 1999                         1998                        1997
                                                 ----                         ----                        ----

  Revenues                                $41,562        100.0%        $34,057        100.0%        $29,443       100.0%
  Direct costs                             20,450         49.2          16,641         48.9          14,942        50.8
        Gross profit                       21,112         50.8%         17,416         51.1%         14,501        49.2%
  Operating expenses                       17,802         42.8          14,868         43.7          13,221        44.9
  Unusual costs                               320          0.8             723          2.1              --          --
  Income from operations                    2,990          7.2%          1,825          5.3%          1,280         4.3%
  Interest income (expense)                   231          0.6              20          0.1            (202)       (0.7)
  Other income, net                             -          0.0              40          0.1              50         0.2
  Income before income taxes                3,221          7.8%          1,885          5.5%          1,128         3.8%
  Provision for income taxes                1,245          3.0             760          2.2             490         1.6%
  Net  income                            $  1,976          4.8%       $  1,125          3.3%      $     638         2.2%


FISCAL YEAR ENDED JUNE 30, 1999 AS COMPARED TO FISCAL YEAR ENDED JUNE 30, 1998

     Revenues increased approximately 22.0 percent from fiscal 1998 to fiscal 1999. The increases are primarily the result of increased activity in its Customer Loyalty and SMS divisions.

     The gross profit of the Company decreased slightly from 51.1 percent of revenues in fiscal 1998 to 50.8 percent of revenues in fiscal 1999, primarily due to the significantly larger dollar value contracts the Company completed over the past year. The Company's average contract price increased from approximately $50,000 in fiscal 1998 to approximately $95,000 in fiscal 1999. Larger full-service market research studies generally require a greater percentage of data-collection and data-processing costs, which typically lowers the gross profit as a percentage of revenues.

     Operating costs decreased approximately one percent from 43.7 percent of revenues in fiscal 1998 to 42.8 percent of revenues in fiscal 1999. This decrease is the result of the Company's continuing efforts to keep its operating costs down as it continues to generate greater revenues. Additionally, the Company recognized an unusual charge of $320,000 associated with the retirement of two executives.

     Income from operations increased as a percentage of revenues from 5.3 percent to 7.2 percent in fiscal 1999, or approximately $1,165,000. The increase can be attributed mainly to the Company's ability to successfully win and complete larger contracts while maintaining its operating cost structure.

     Interest  income  increased  from 0.1 percent of revenues in fiscal 1998 to
0.6 percent of revenues in fiscal 1999, or approximately $210,000 from approximately $20,000 in fiscal 1998 to approximately $230,000 in fiscal 1999. This increase is the result of the interest earned on the increased cash balances of the Company.

     The provision for income taxes increased due to increased income in fiscal 1999. The effective tax rate decreased from 40.3 percent in fiscal 1998 to 38.6 percent in fiscal 1999 as a result of varying levels of work being completed in the states in which the Company operates. Overall, the Company increased its net income as a percentage of sales from 3.3 percent in fiscal 1998 to 4.8 percent in fiscal 1999, or approximately $850,000, from approximately $1,125,000 in fiscal 1998 to approximately $1,975,000 in fiscal 1999.

     The Company defines backlog as the unearned portions of its existing contracts at each balance sheet date. At June 30, 1999, backlog was approximately $18,100,000 as compared to a backlog of approximately $12,300,000 at June 30, 1998. The $18,100,000 figure is the largest backlog figure in the Company's history. The amount of backlog at any time may not be indicative of intermediate or long-term trends in the Company's operations.

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

     Operating costs remained flat from year to year as a percentage of revenues. The Company realized an unusual cost associated with an employment transitional agreement entered into with the former Chairman and Chief Executive Officer in Fiscal 1998.

     Income from operations increased as a percentage of revenues from 4.3 percent to 4.9 percent in fiscal 1998, or approximately $545,000. On a pro forma basis, excluding the unusual cost, income from operations increased approximately 2.7 percent from fiscal 1997 to fiscal 1998, which reflects the impact of the cost and expense reductions discussed by management.

     Interest income (expense) changed from (0.7 percent) in fiscal 1997 to 0.1 percent in fiscal 1998. This primarily reflects the elimination of bank debt in the United Kingdom as well as better cash management in the United States.

     The provision for income taxes increased due to increased income in fiscal 1998. Overall, the Company increased its net income as a percentage of sales from 2.2 percent in fiscal 1997 to 3.3 percent in fiscal 1998, or approximately $447,000, including the unusual cost in fiscal 1998.

     At June 30, 1998, backlog was approximately $12,300,000 as compared to a backlog of approximately $12,000,000 at June 30, 1997. The amount of backlog at any time may not be indicative of intermediate or long-term trends in the Company's operations.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's cash balance increased from $2,097,347 to $5,203,383, an increase of approximately $3,100,000 during fiscal 1999. This increase in cash can be attributed to the cash generated from operations as well as the cash received from an agreement with a number of investors who purchased shares of the Company's stock in July of 1998. This agreement consisted of the sale of 1,000,000 shares of common stock at $2.25 per share and options to purchase an aggregate of 250,000 shares of common stock at an exercise price of $2.25 per share (exercisable for 5 years). The Agreement also provides that the investors will, under certain circumstances, provide or arrange for others to provide up to $25,000,000 in debt or equity financing to complete acquisitions and/or projects approved by the Board of Directors. The Company netted approximately $1,925,000 after deducting all costs associated with the transaction.

     At June 30, 1999, the Company's working capital increased $3,712,811 to $4,513,859 from $801,048 at June 30, 1998, and the current ratio increased to
1.38 from 1.08.

     For the year ended June 30, 1999, the Company generated cash from operations of approximately $2,073,000. Additional stock issued to the investors in July of 1998 and employee exercised stock options and other miscellaneous items added approximately $2,302,000, for a total of $4,375,000 of cash available during the year. The major uses of this cash were to increase cash balances by approximately $3,100,000 and to purchase computer equipment, office furnishings and fund leasehold improvements for its London office of approximately $1,275,000.

     The Company has a loan agreement with Summit Bank, located in Princeton, New Jersey. The loan agreement contains the following:

       o A $2.5 million revolving line of credit at a variable interest rate based on certain financial ratios. As of June 30, 1999, the rate is the prime rate less one-half percent (prime rate at June 30, 1999 was 7.75%). As of June 30, 1999, the Company was in compliance with all of the financial ratios and has not borrowed against this line.

       o A $500,000 term line secured by equipment, furniture and fixtures at an interest rate based on certain financial ratios. As of June 30, 1999, the rate is the prime rate less one-half percent. As of June 30, 1999, the Company has not borrowed against this line.

     In addition, the Company has a bank overdraft facility of (pounds)300,000 (approximately U.S. $475,000) with Barclays Bank, a London bank. The borrowings are charged at a rate of 3 percent above the UK Base Rate (the base rate at June 30, 1999 was 5.0%). At June 30, 1999 the Company had borrowed approximately (pounds)178,917 (approximately U.S. $280,000) against this overdraft facility.

     All of these lines of credit are scheduled to expire on September 30, 1999. The Company is currently negotiating terms for these lines to be extended.

     On June 30, 1999, the Company's Board of Directors authorized the Company to repurchase from time to time over the next two years in open market transactions or otherwise up to one million shares of the Company's common stock. The Company expects to finance any repurchase with cash generated from operations.

Recent Trends
-------------

     During fiscal 1999, the Company began a transition from a full-service market research company to a full-service marketing services company. Several initiatives have been announced during the past six months to facilitate this transition.

     In April of 1999, the Company established the Idea Farm, Inc.(trademark), a wholly-owned subsidiary, to focus primarily on promotional services that support its agribusiness clients, such as peer influence meetings to educate customers about a client's products and services in a more cost-effective manner than traditional promotional methods.

     In June of 1999, the Company established BlinkE(trademark), a wholly owned subsidiary, that integrates the Company's advanced marketing research capabilities with innovative Internet strategies in business-to-business and retail e-commerce applications including proactive strategy development and advanced web site implementation.

     In July of 1999, the Company introduced Total e-Survey(trademark), a web-survey product that will combine its advanced market research technologies and international expertise with web survey capabilities. The online surveys will be offered as part of its complete, integrated data collection and analysis systems. The Company anticipates using Total e-Survey(trademark) for strategically designed surveys on topics of current interest as well as client-specific programs.

Impact of Inflation
-------------------

     Inflation had no material effect on the financial performance of the Company during fiscal 1999.

YEAR 2000

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define a specific year. Absent corrective actions, a computer program that has date sensitive software may recognize a date using "00" as the year 1900 instead of the year 2000. This could result in system failures or miscalculations causing disruptions to various activities and operations.

     The Company recognizes the importance of ensuring that neither its customers nor its business operations are disrupted as a result of Year 2000 software failures. The Company has surveyed, and continues to communicate with, customers, suppliers, financial institutions and other vendors with which it does business to coordinate Year 2000 conversion efforts. Based on the results of this ongoing information exchange, the Company believes that any risks are minimal and that its systems are substantially Year 2000 compliant. Management has initiated a Company-wide program that will make it Year 2000 compliant by November 1, 1999. The Company expects to incur internal staff costs and other expenses necessary during the course of such compliance efforts and the Company has replaced some systems and upgraded others. The total cost of this effort will be $100,000 - $150,000 and has been funded by cash flows from operations. The Company does not expect Year 2000 issues to materially effect its products, services, competitive position or financial performance. However, there can be no assurance that this will be the case. The ability of third parties with which the Company transacts business to adequately address their internal Year 2000 issues is outside the Company's control. There can be no assurance that the failure of such third parties to adequately address their respective Year 2000 issues will not have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

     The Company currently has no contingency plans in place in the event it does not complete all phases of the Year 2000 program.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKETING RISK

The Company has one foreign subsidiary whose financial statements are translated using the accounting policies described in Note 1 of the Notes to the Consolidated Financial Statements. The Company is subject to exposure from the risk of currency fluctuations as the value of the foreign currency fluctuates against the dollar. The Company does not believe that it is exposed to material foreign exchange market risk.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and notes thereto are presented under Item 14 of this Report.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

     Information required under Items 10, 11, 12 and 14 is incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on December 8, 1999.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS OF FORM 8K


(a)      The following documents are filed as part of this report.


1.  Financial Statements                                          Page Reference
    --------------------                                          --------------

    Report of Independent Auditors.                                  F-1 - F-2

    Consolidated Balance Sheets as of June 30, 1999 and 1998.         F-3

    Consolidated Statements of Operations for the years ended
      June 30, 1999, 1998 and 1997.                                   F-4

    Consolidated Statements of Stockholders' Equity for the years
      ended June 30, 1999, 1998 and 1997.                             F-5

    Consolidated Statements of Cash Flows for the years ended
      June 30, 1999, 1998 and 1997.                                   F-6

    Notes to Consolidated Financial Statements.                       F-7

2.  Financial Statement Schedule
    ----------------------------

    Schedule II - Valuation and Qualifying Accounts                   S-1


     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable or the required information is given in the Financial Statements or Notes thereto, and therefore have been omitted.

(b)      Reports on Form 8K

         None

(c)      Exhibits
         --------

     The following documents are filed as part of this Form 10K at the page indicated or are incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the filing with the Commission which included such document.

Exhibit No.                                 Description
-----------                                 -----------

2         Certificate of Merger dated February 17, 1987;

3.1 Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-18, as amended, Registration No. 33-9078-NY; the"Form S-18");

3.2 By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Form S-18);

10.1 Lease, dated as of December 12, 1985, between the Company and Bellemeade Development Corporation (incorporated by reference to
          Exhibit 10.2 to the Form S-18);

10.2 Total Research Corporation Savings & Retirement Plan (incorporated by reference to Exhibit 10.3 to the Form S-18);

10.3 Employment Agreement, dated January 1, 1999, between the Company and Terri Flanagan;

10.4      Sublease,  dated July 17,  1997,  between  the  Company  and  Hexaware
          Technologies  (incorporated  by  reference to Exhibit      to the Form
          S-18);

10.5 Employment Agreement, dated July 1, 1998, between the Company and Albert Angrisani;

10.6 Employment Agreement, dated January 1, 1999, between the Company and Patti Hoffman;

10.7 Employment Agreement, dated January 1, 1999, between the Company and Eric Zissman;

10.8 Employment Agreement, dated January 1, 1999, between the Company and Mark Nissenfeld;

10.9      Loan  Agreement  between  Summit Bank and the Company dated January 1,
          1999.

10.10 1995 Stock Incentive Plan (incorporated by reference by the Form S8, Registration No. 333-74635);

10.11 1986 Stock Incentive Plan (incorporated by reference by the Form S8, Registration No. 333-74631);

21.1      List of Subsidiaries;

23.1      Consent of Ernst & Young LLP dated September 28, 1999;

23.2      Consent of Amper, Politziner & Mattia dated September 27, 1999;

27        Financial Data Schedule (EDGAR only).

                           TOTAL RESEARCH CORPORATION
                                 AND SUBSIDIARY

                               For the Years Ended
                          June 30, 1999, 1998 and 1997



Independent Auditors Reports                                                                         F-1

Consolidated Balance Sheets as of June 30, 1999 and 1998                                             F-3

Consolidated Statements of Operations for the Years Ended June 30, 1999, 1998 and 1997               F-4

Consolidated  Statements of Stockholders' Equity for the Years Ended June 30, 1999, 1998             F-5
and 1997

Consolidated Statements of Cash Flows for the Years Ended June 30, 1999, 1998 and 1997               F-6

Notes to the Consolidated Financial Statements                                                       F-7

Schedules:

   Schedule II - Valuation and Qualifying Accounts                                                   S-1

                          INDEPENDENT AUDITOR'S REPORT




To the Board of Directors and
Stockholders of Total Research
Corporation and Subsidiary

We have audited the accompanying consolidated balance sheet of Total Research Corporation and Subsidiary as of June 30, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. Our audits also included the financial statement schedule listed in the Index at Item 14A. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Total Research Corporation and Subsidiary as of June 30, 1999 and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set for therein.



                                                     /s/ Ernst & Young, LLP
                                                     --------------------------
                                                     ERNST & YOUNG, LLP

August 27, 1999
MetroPark, New Jersey

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and
Stockholders of Total Research
Corporation and Subsidiary

We have audited the accompanying consolidated balance sheet of Total Research Corporation and Subsidiary as of June 30, 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Total Research Corporation and Subsidiary as of June 30, 1998, and the results of their operations and their cash flows for the years June 30, 1998 and 1997 in conformity with generally accepted accounting principles.



/s/AMPER, POLITZINER & MATTIA, PC

September 21, 1998
Edison, New Jersey

                    TOTAL RESEARCH CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                    JUNE 30,

                                                                             1999                 1998
                                                                             ----                 ----

Current assets
Cash and cash equivalents                                                     $ 5,203,383         $2,097,347
Accounts receivable, less allowance for                                         7,068,199          6,451,545
 doubtful accounts of $110,000 at June 30, 1999
 and June 30, 1998
Cost and estimated earnings in excess of                                        3,248,270          1,201,265
 billings on uncompleted contracts
Deferred taxes                                                                    330,000            243,000
Prepaid expenses and other current assets                                         585,262            715,376
                                                                              -----------        -----------
Total current assets                                                           16,435,114         10,708,533

Fixed assets, less accumulated depreciation of $4,553,729 and                   2,609,152          2,110,914
$3,923,493, respectively
Goodwill, net of accumulated amortization of $379,181 and $301,337,             1,644,696          1,722,540
respectively
Deferred Taxes                                                                    264,000            361,100
Other assets                                                                      763,767            566,071
                                                                              -----------        -----------
                                                                             $ 21,716,729       $ 15,469,158

Liabilities and Stockholders' Equity

Current liabilities
Revolving line of credit                                                       $  282,027            $     -
Accounts payable                                                                4,038,566          3,385,709
Accrued expenses and other current liabilities                                  3,512,938          2,834,060
Billings in excess of costs and estimated earnings                              3,373,665          3,394,545
Income taxes payable                                                              714,059            293,171
                                                                              -----------        -----------
Total current liabilities                                                      11,921,255          9,907,485


Other long-term liabilities                                                       716,605             484,207
                                                                              -----------        -----------

                                                                               12,637,860          10,391,692
                                                                              -----------        -----------

Stockholders' equity
Common stock authorized 20,000,000 shares
 .001 par value, 11,761,608 shares issued
 at June 30, 1999 and 10,476,108 shares issued
 at June 30, 1998                                                                  11,762             10,476
Additional paid-in capital                                                      6,627,782          4,172,904
Retained earnings                                                               3,134,938          1,159,201
Accumulated other comprehensive income                                           (35,925)             22,602
                                                                              -----------        -----------

                                                                                9,738,557          5,365,183
Less: Treasury Stock, at cost                                                   (659,688)          (287,717)
                                                                              -----------        -----------
Total Stockholders' equity                                                      9,078,869          5,077,466
                                                                              -----------        -----------

Total liabilities and stockholders' equity                                    $21,716,729        $15,469,158
                                                                              ===========        ===========

                 See accompanying notes to financial statements


                                        TOTAL RESEARCH CORPORATION AND SUBSIDIARY
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                              FOR THE YEARS ENDED JUNE 30,


                                             1999                  1998                   1997
                                             ----                  ----                   ----

Revenues                                 $41,561,835            $34,057,084            $29,443,302
Direct costs                              20,450,287             16,641,169             14,941,632
                                         -----------            -----------            -----------

Gross profit                              21,111,548             17,415,915             14,501,670

Operating expenses                        17,801,453             14,868,072             13,221,437

Unusual charge                               320,000                723,000
                                         -----------            -----------            -----------
                                                                                                 -

Income from operations                     2,990,095              1,824,843              1,280,233

Interest income (expense), net               230,462                 20,424              (202,133)
Other income, net                                                    40,000                 50,050
                                                   -
                                         -----------            -----------            -----------
Income before provision
for income taxes                           3,220,557              1,885,267              1,128,150

Provision for income taxes                 1,244,820                760,450                489,955
                                         -----------            -----------            -----------

Net income                                $1,975,737             $1,124,817             $  638,195
                                          ==========             ==========             ==========

Earnings per share
 Basic                                     $    0.17              $    0.11              $    0.06
 Diluted                                   $    0.16              $    0.10              $    0.06

Weighted average common shares
Outstanding       - Basic                 11,586,010             10,118,908              9,978,351
                  - Diluted               12,693,423             11,704,804             10,357,073

                                            See accompanying notes to financial statements

                                             TOTAL RESEARCH CORPORATION AND SUBSIDIARY
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                             Common Stock                                           Treasury Stock
                                      ---------------------------                                 ------------------
                                                                    Accumulated    Retained
                                                        Additional    Other        Earnings                              Total
                                  Shares                Paid-In    Comprehensive  (Accumulated                        Stockholders
                                  Issued      Amount    Capital      Income        Deficit)       Shares      Amount     Equity
                                  ------      ------    -------      ------        --------       ------      ------     ------


Balance-June 30, 1996          9,882,108     $ 9,882   $ 3,505,835    $(90,685)   $ (603,811)        -      $      -  $2,821,221

                                                                                                     -

Exercise of options              162,000         162        70,710           -             -         -             -      70,872

Translation adjustment                 -           -             -     117,780             -         -             -     117,780

    Net Income                         -           -             -           -       638,195         -             -     638,195
                              ----------      ------     ---------      ------     ---------    ------      --------   ----------

Balance - June 30, 1997       10,044,108      10,044     3,576,545      27,095        34,384         -             -   3,648,068
                              ----------      ------     ---------      ------     ---------    ------      --------   ----------

Exercise of Options              432,000         432       172,359           -             -    92,930      (287,717)   (114,926)

Tax Benefit - Exercise of
Options                                -           -       424,000           -             -         -             -     424,000

Translation adjustment                 -           -             -      (4,493)            -         -             -      (4,493)

    Net Income                         -           -             -           -     1,124,817         -             -    1,124,817
                              ----------      ------     ---------      ------     ---------    ------      --------   ----------

Balance-June 30, 1998         10,476,108      10,476     4,172,904      22,602     1,159,201    92,930      (287,717)  $5,077,466
                              ----------      ------     ---------      ------     ---------    ------      --------   ----------

Exercise of Options              285,500         286       259,906           -             -    98,949      (371,971)    (111,779)

Tax Benefit - Exercise of                                                    -             -
Options                                                    272,420                                                        272,420

Shares issued to group of
investors                      1,000,000       1,000     1,922,552           -             -                       -    1,923,552

Translation adjustment                 -           -             -     (58,527)            -                       -      (58,527)

    Net Income                                     -                         -     1,975,737                             1,975,737
                                       -                         -                                   -             -
                              ----------      ------     ---------      ------     ---------    ------      --------   ----------

Balance-June 30, 1999         11,761,608    $ 11,762    $6,627,782  $  (35,925)   $3,134,938   191,879     $(659,688)   $9,078,869
                              ==========      ======    ==========     =======    ==========   =======     =========    ==========


                                            See accompanying notes to financial statements

                                               TOTAL RESEARCH CORPORATION AND SUBSIDIARY
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     FOR THE YEARS ENDED JUNE 30,

                                                              1999                          1998                       1997
                                                              ----                          ----                       ----
  Cash flows from operating activities

  Net income                                                $   1,975,737              $   1,124,817             $       638,195
                                                            -------------              -------------             ---------------
  Adjustments to reconcile net income
   to net cash provided by operating activities
  Depreciation                                                    776,371                    588,937                     634,903
  Amortization                                                    343,250                    237,844                     237,844
  Accretion of warrants                                                 -                          -                       8,000
  Deferred tax benefit                                             10,100                    (93,320)                     262,015
  Changes in operating assets and liabilities
     Accounts receivable                                         (616,654)                (1,349,949)                   (935,110)
     Cost and estimated earnings in excess of billing
        on uncompleted contracts                               (2,047,005)                    39,587                     496,882
     Prepaid expenses and other current assets                    130,114                   (147,591)                   136,047
     Other assets                                                (463,103)                     5,845                      13,251
     Income tax refund receivable                                       -                          -                     841,495

     Accounts payable                                             652,857                  1,279,154                     158,151
     Accrued expenses and other current liabilities               678,878                    187,830                     942,376
     Accrued restructuring costs                                        -                          -                   (425,500)
     Billings in excess of costs and estimated
      Earnings                                                   (20,880)                  (492,827)                   1,772,230
     Income taxes payable                                         420,888                    126,697                      80,171
     Other long-term liabilities                                  232,398                    205,189                      40,957
                                                            -------------              -------------             ---------------
  Net cash provided by operating activities                     2,072,951                  1,712,213                   4,901,907
                                                            -------------              -------------             ---------------

  Cash flows from investing activities
  Purchases of equipment and lease improvements               (1,274,609)                  (383,221)                   (721,328)
                                                            -------------              -------------             ---------------

  Net cash used in investing activities                       (1,274,609)                  (383,221)                   (721,328)
                                                            -------------              -------------             ---------------

  Cash flows from financing activities
  Increase (decrease) in revolver                                 282,027                  (214,575)                 (3,512,217)
  Payment under capital lease obligations, net                          -                          -                    (97,272)
  Proceeds from issuance of common stock                        2,084,194                    309,073                      70,872
                                                            -------------              -------------             ---------------
  Net cash provided by (used in) financing
     activities                                                 2,366,221                     94,498                 (3,538,617)
                                                            -------------              -------------             ---------------
  Effect of foreign exchange rate changes on cash                (58,527)                    (4,493)                     32,187
                                                            -------------              -------------             ---------------
  Net increase in cash and cash
   equivalents                                                  3,106,036                  1,418,997                    674,149
  Cash and cash equivalents - beginning of year                 2,097,347                    678,350                      4,201
                                                            -------------              -------------             ---------------
  Cash and cash equivalents  - end of year                $     5,203,383                $ 2,097,347              $     678,350
                                                            =============              =============              =============

  Supplemental disclosures of cash flow information
  Income taxes paid                                              $493,310                  $  54,750                  $  90,149
  Interest paid                                                   $43,789                  $  17,759                  $ 191,370

  Supplemental disclosure of non-cash financing
  activity (treasury stock)
  Exchange of common stock as payment for  exercised
  stock options                                                $  371,971                 $  287,717                    $     -

                                            See accompanying notes to financial statements

                    TOTAL RESEARCH CORPORATION AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements



NOTE 1 - THE COMPANY
         -----------

     The Company performs marketing research and marketing services for various Fortune 100 companies in a broad spectrum of industries. No single customer accounted for more than 10% of the Company's revenues in the years ended June 30, 1999, 1998 and 1997.

     The Company services these clients through its U.S. locations in Princeton, NJ; Minneapolis, MN; Poughkeepsie, NY; Detroit, MI; Tampa, FL; and its overseas location, London, England.

NOTE 2  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          --------------------------------------------

REVENUE RECOGNITION
-------------------

     The Company employs the percentage of completion method of accounting to report its revenues on its single-client studies, while on multi-client studies it recognizes revenues when the results are delivered to its clients. Clients are generally billed in accordance with the terms of the applicable contracts, which are not necessarily indicative of the stage of completion of the project.

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

FIXED ASSETS
------------

     Fixed assets are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets: three years for transportation equipment and five to ten years for office equipment and furnishings. Leasehold improvements are amortized over the shorter of the economic lives or the underlying lease term. Repairs and maintenance, which do not extend the useful lives of the related assets, are expensed as incurred.

DEFERRED RENT
-------------

     The excess of lease payments on a straight-line basis over the actual monthly payments is recorded as deferred rent, which will reverse in future periods. Included in other long-term liabilities is deferred rent of approximately $484,000 and $309,000 as of June 30, 1999 and 1998, respectively.

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

IMPAIRMENT OF LONG-LIVED ASSETS
-------------------------------

     The Company records impairment losses on long-lived assets used in operations or expected to be disposed when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

STOCK-BASED COMPENSATION
------------------------

     As  permitted  by  FASB  Statement  No.  123,  Accounting  for  Stock-Based
Compensation, the Company has elected to follow Accounting Principal Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee option plans. Under APB 25, no compensation expense is recognized at the time of option grant if the exercise price of the Company's employee stock option equals or exceeds the fair market value of the underlying common stock on the date of grant.

EARNINGS PER SHARE
------------------

     In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

COMPREHENSIVE INCOME
--------------------

     As of July 1, 1998, the Company adopted Statement No. 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. Since this Statement requires only additional disclosure, there will be no effect on the Company's results of operations or financial position. Statement 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

SEGMENTS
--------

     Effective July 1, 1998, the Company adopted Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. Statement 131 superceded FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of Statement 131 did not affect results of operations or financial position, but did affect the disclosure of segment information. See Note 11.

FOREIGN OPERATIONs
------------------

     The  assets  and  liabilities  of Total  Research  Limited  operations  are translated at current exchange rates, and income statement accounts are translated at the weighted average rates during the period. The related translation adjustments are recorded as a separate component of other comprehensive income.

NOTE 3 -          CONCENTRATION OF CASH BALANCE
                  -----------------------------

     At June 30, 1999, a cash balance of $5,049,009 is maintained in a bank account insured by the Federal Deposit Insurance Corporation (FDIC). This balance exceeds the insured amount of $100,000.

NOTE 4 -          FIXED ASSETS
                  ------------

Fixed assets consist of the following:
                                                          June 30,
                                               1999                   1998
                                               ----                   ----

Office Equipment & Fixtures                 $ 6,421,769             $ 5,729,984

Leasehold Improvements                          741,113                 304,423
                                              ---------               ---------

                                              7,162,882               6,034,407

Less: Accumulated depreciation
        and amortization                      4,553,729               3,923,493
                                              ---------               ---------
                                         $    2,609,153          $    2,110,914
                                              =========               =========

Depreciation expense for the years ended June 30, 1999, 1998 and 1997 was approximately $692,000, $585,000 and $631,000, respectively.

Amortization expense for the years ended June 30, 1999, 1998 and 1997 was approximately $84,000, $4,000 and $4,000, respectively.

NOTE  5 -  NOTES PAYABLE
           -------------

     The Company has the following agreements in the United States:

     A $2.5 million revolving line of credit at a variable interest rate based on certain financial ratios. As of June 30, 1999, the rate is prime (7.75% at June 30, 1999) plus one-half percent. As of June 30, 1999, the Company complied with all of the financial ratios and has not borrowed against this line.

     A $500,000 term line collateralized by equipment, furniture and fixtures at an interest rate based on certain financial ratios. As of June 30, 1999, the rate is the prime plus one-half percent. As of June 30, 1999, the Company complied with all of the financial ratios and has not borrowed against this line.

     In addition, the Company has a bank overdraft facility of (pounds)300,000 (approximately $472,500 U.S. dollars) with Barclays Bank, its London bank. The borrowings are charged at a rate of 3 percent above the UK base Rate (at 5.00% on June 30, 1999). At June 30, 1999 the Company had borrowed approximately (pounds)178,917 (approximately $280,000 U.S. dollars) against this overdraft facility.

All of these lines of credit are scheduled to expire on September 30, 1999. The Company is currently negotiating terms for these lines to be extended.

NOTE  6 -  COMMITMENTS AND CONTINGENCIES
           -----------------------------

OPERATING LEASES
----------------

The Company is committed under various leases for office space. In addition, the Company subleases a portion of its office premises. Approximate future minimum rental payments and sublease rentals under non-cancelable leases are as follows:


                                         For the Years Ending
                                               June 30,
                                               --------

                             Rental               Sublease
                            Payments              Rentals             Net
                            --------              -------             ---

2000                        1,671,927             314,181           1,357,746
2001                        1,805,716             326,595           1,479,121
2002                        1,777,649             341,333           1,436,316
2003                        1,771,919             259,601           1,512,318
2004                        1,640,479                   -           1,640,479
Thereafter                  2,579,425                               2,579,425
                                                        -
                        -------------         -----------        ------------

Total minimum
Payments required       $  11,247,115         $ 1,241,710        $ 10,005,405
                        =============         ===========        ============
In addition to the above minimum rentals, the leases are subject to escalation clauses covering increases in real estate taxes and operating costs over the base year. The leases provide for renewal options for periods from two to ten years. Net rental expense charged to operations was approximately $1,178,000, $1,130,000 and $1,572,000 for the fiscal years ended June 30, 1999, 1998 and 1997, respectively.

EMPLOYMENT AGREEMENTS
---------------------

The Company has entered into employment agreements with key management personnel. These agreements expire at different times through June 30, 2001. They contain provisions for future base salaries through this date that total $1,144,000. There is also a bonus arrangement for up to 20 percent of the base salary if individual goals are met. In addition, they will be eligible for an excess bonus if they exceed such goals.

On July 1, 1998, the Company entered into an employment agreement with an officer of the Company, providing, among other things, for the employment by the Company of the officer for a term of three years, effective immediately. Included in other assets as of June 30, 1999 is a non-collateralized loan receivable from this officer amounting to $100,000 which is due June 30, 2001.


NOTE 7 -   INCOME TAXES
           ------------

Deferred tax attributes resulting from differences between financial accounting amounts and tax basis of assets and liabilities at June 30 are as follows:

Current assets and (liabilities)                1999           1998
                                                ----           ----

Allowance for doubtful accounts                $ 43,000         $ 44,000
Accrued vacation                                148,000           64,000
Retirement plans                                 83,000           54,000
Accrued royalties                                     -           39,000
Accrued expenses                                 26,000           42,000
Other                                            30,000                -
                                               --------         --------

Total current deferred tax asset             $  330,000       $  243,000
                                               --------         --------
Non-current assets and (liabilities)
Depreciation                                 $(198,000)       $(220,000)
Deferred rental obligation                      172,000          124,000
Capitalized market research products             84,000          119,100
State net operating loss carryforward                 -           80,000
Severance plan                                  212,000          254,000
Other                                           (6,000)            4,000
                                               --------         --------
Total non-current deferred tax asset        $   264,000      $   361,100
                                             ==========       ==========


The Company has a history of operating earnings. Although recognition is not assured, management has determined that the future operating income of the Company will more likely than not be sufficient to recognize fully these net deferred tax assets. As a result, no valuation allowance has been provided for either year.

The sources of income before income taxes for the year ended June 30 is as follows:

                         1999              1998                     1997
                         ----              ----                     ----

United States         $2,422,613        $1,144,775               $808,217
United Kingdom           797,944           740,492                319,933
                       ---------         ---------              ---------
Total                 $3,220,557        $1,885,267             $1,128,150
                       =========         =========              =========

                    TOTAL RESEARCH CORPORATION AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements

NOTE 7 -   INCOME TAXES
           ------------

The components of the provision for income taxes for the years ended June 30 are as follows:

                                     1999              1998             1997
                                     ----              ----             ----

Current expense

Federal                        $  866,768       $   601,320     $     99,600
State                             138,095                 -                -
United Kingdom                    229,886           252,450          128,340
                                ---------           -------          -------
                                1,234,749           853,770          227,940
Deferred expense (benefit)         10,071          (93,320)          262,015
                                ---------           -------          -------
                               $1,244,820       $   760,450      $   489,955
                                =========           =======          =======

Reconciliation of the U.S. statutory tax rate to the effective tax rate for the years ended June 30 is as follows:

                                                 1999       1998        1997
                                                 ----       ----        ----

Computed provision at the statutory rate   $1,055,508   $641,000    $383,571
Permanent differences                          39,967     33,000     $42,904
International rate differences                 12,707        450      17,118
State income tax, net                         136,638     69,000      48,493
Alternative minimum tax                             -          -    (40,000)
Other                                               -     17,000      37,869
                                           ----------   --------    --------
Income tax provision                       $1,244,820   $760,450    $489,955
                                           ==========   ========    ========


NOTE  8 -   EMPLOYEE BENEFIT AND DEFERRED COMPENSATION
            ------------------------------------------

The  Company  maintains  a  401(k)  Savings  Plan  for  the  benefit  of all its employees. The 401(k) Savings Plan is funded through the Company's and participating employees' contributions and generally provides that employees may contribute, through payroll reductions, from 1% to 15% of their compensation. The Company has, in the past, made a matching contribution in an amount equal to 50% of each participating employee's elective contribution up to 6% of the participating employee's compensation. Company contributions charged to operating expense were approximately $205,000, $195,000 and $215,000 for fiscal years ended June 30, 1999, 1998 and 1997, respectively.

NOTE  9 -   ACCRUED EXPENSES
            ----------------

The following is a summary of the items that comprise the accrued expenses and other current liabilities at June 30:

                                          1999                1998
                                          ----                ----

Bonus and other payroll accrual       $1,966,181        $1,287,594
Vacation accrual                         392,568           318,568
Accrued project direct costs             200,000           164,450
Accrued unusual charges                  737,613           723,000
Other                                    216,576           340,448
                                      ----------        ----------
Totals                                $3,512,938        $2,834,060

NOTE  10 - STOCK OPTION PLANS
           ------------------

The Company has elected to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options as permitted under Financial
Accounting   Standards   Statement   No.  123,  "Accounting   for   Stock-Based
Compensation," (SFAS 123) the fair value alternative method. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Under SFAS 123, the Company will provide pro forma net income and pro forma earnings per share.

The Company's 1986 Stock Option Plan has authorized the grant of options to personnel for up to 1,800,000 shares of the Company's common stock. Under the Plan, options may be granted at not less than fair market value on the date of grant (85% of fair market value with respect to non-qualified options). Options granted under the plan become exercisable immediately and expire five years after the date of grant (five years and one day with respect to non-qualified options). On April 16, 1996 the Company adopted the 1995 Stock Incentive Plan and froze the 1986 Stock Option Plan.

The 1995 Stock Incentive Plan has the authority to issue 2,500,000 options to existing and future Officers, Directors, Employees and Consultants of the
Company. Incentive Stock Options or Non-Statutory Stock Options become exercisable immediately and may be issued for a term of no more than ten years from the date of grant, at an option price not less than 100% of the fair market value of the Company's common stock at the date of grant. In addition, any non-employee director and/or advisory board director shall be automatically granted an option to purchase 10,000 shares of common stock for each year that such person serves as a director. However, such options shall vest 33-1/3% for each twelve months of continuous service until fully vested.

Pro forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for all options was estimated at the date of grant using the Black-Scholes option "pricing model with the following weighted-average assumptions for June 30, 1999, 1998 and 1997, respectively: risk-free interest rates of 5.20%, 5.72% and 6.50%; dividend yields of 0%, 0% and 0%; volatility factors of the expected market price of the Company's common stock of .76 , .75 and .76; and a weighted average expected life of the option of 5 years.

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

                                                        June 30,
                                 1999             1998               1997
                                 ----             ----               ----
Pro forma net income           $1,640,445       $817,563           $70,437

Pro forma income per share
                     Basic           0.14           0.08              0.01
                     Diluted         0.13           0.07              0.01


Pro forma compensation expense arising from stock options was $335,292, $512,090 and $946,264 for the years ended June 30, 1999, 1998 and 1997, respectively.

NOTE  10 -        STOCK OPTION PLANS (CONTINUED)
                  ------------------------------

A summary of the Company's stock option activity, and related information for the years ended June 30, follows:

                                     1999                            1998                            1997
                        ------------------------------- ------------------------------- -------------------------------
                                         Weighted -                      Weighted -                      Weighted -
                           Options         Average        Options         Average         Options         Average
                            (000)      Exercise Price      (000)       Exercise Price      (000)       Exercise Price
                            -----      --------------      -----       --------------      -----       --------------

Outstanding          -
Beginning of Year
                              2,710            $1.04          2,832       $ 0.78         1,526             $0.71
   Granted                    1,429             2.50            330         2.38         1,726              0.83
   Exercised                  (286)           (1.07)          (431)       (0.43)         (162)            (0.44)
   Forfeited                      0                0           (21)       (0.86)         (258)            (0.87)
Outstanding  - end  of
year                          3,853            $1.56          2,710        $1.04         2,832             $0.78

Exercisable  - end  of
year                            876            $1.85          1,209        $1.32         1,332             $0.75


Weighted-average fair
value of options granted
 during the year:                              $1.61                       $1.55                           $0.55

Following is a summary of the status of stock options outstanding at June 30, 1999:

                                                Outstanding Options                     Exercisable Options
                                                -------------------                     -------------------
                                          Weighted Average   Weighted Average                             Weighted
                                             Remaining        Exercise Price                               Average
 Exercise Price                           Contractual Life                                             Exercise Price
       Range                  Number                                                    Number
----------------------- ---------------- ------------------- ------------------ ------------------- ---------------------
$  .00 - $  .99             1,855,000         2.3 years             $0.80              198,200               $0.68
$1.00 - $1.99                 328,000         2.3 years             $1.14              228,000               $1.20
$2.00 - $2.99               1,570,000         8.8 years             $2.40              350,000               $2.37
$3.00 - $3.99                 100,000         9.9 years             $3.81              100,000               $3.81

The Company received 98,949 and 92,300 shares of its own Common Stock with a fair market value of $371,971 and $287,717 in connection with the exercise of certain stock options during fiscal years 1999 and 1998, respectively.

                    TOTAL RESEARCH CORPORATION AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements

NOTE 11  -  GEOGRAPHIC SEGMENT INFORMATION
            ------------------------------

The Company identifies its segments based on the Company's geographic locations and industries in which the Company operates. The Company currently has two reportable segments: US Market Research and UK Market Research. There were no significant inter-segment events which materially affected the financial statements. The Company measures segment profits based on income before income taxes. Information on segments and reconciliation to consolidated total for the years ended June 30 (in thousands) are as follows:

Year ended June 30, 1999:          US Market         UK Market           Total
                                    Research          Research         Segments
                                    --------          --------         --------

Revenues                             $28,990           $12,572          $41,562
Depreciation and amortization            902               218            1,120
Unusual charge                           320                 -              320
Operating income                       1,715               842            2,990
Interest income (expense)                274               (44)             230
Income before income taxes             2,423               798            3,221
Total assets                          14,783             6,934           21,717
Capital expenditures                     414               861            1,275

Year ended June 30, 1998:

Revenues                             $23,319           $10,738          $34,057
Depreciation and amortization            639               188              827
Unusual charge                           723                 -              723
Operating income                         980               845            1,825
Interest income (expense)                124              (104)              20
Other income                              40                 -               40
Income before income taxes             1,145               740            1,885
Total assets                           9,718             5,751           15,469
Capital expenditures                     110               273              383

Year ended June 30, 1997:

Revenues                             $20,781            $8,662          $29,443
Depreciation and amortization            701               172              873
Operating income                         912               368            1,280
Interest (expense)                      (154)              (48)            (202)
Other income                              50                 -               50
Income before income taxes               809               319            1,128
Total assets                           7,837             5,111           12,948
Capital expenditures                     558               163              721

NOTE 12 - STOCKHOLDERS' EQUITY
          --------------------


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

     The terms of the Purchase Agreement include an undertaking by the Investors, under certain circumstances, to assist the Company in obtaining $25,000,000 in debt or equity financing for acquisitions or other projects approved by the Board of Directors of the Company.

     On June 30, 1999, the Company's Board of Directors authorized the Company to repurchase from time to time over the next two years in open market transactions or otherwise up to one million shares of the Company's common stock. The Company expects to finance any repurchase with cash generated from operations.

NOTE 13- UNUSUAL ITEMS
         -------------

     In fiscal 1999 the Company has entered into transition agreements with two former employees and directors of the Company. The agreements end on June 30, 2001 and sets forth the total compensation of $320,000.

     In fiscal 1998 the Company entered into an employment transition agreement with the former Chairman of the Board and Chief Executive Officer, who now holds the position of Chairman Emeritus and retains a seat on the Corporation's Board of Directors. The agreement ends on June 30, 2001 and sets forth the total compensation of $723,000.

NOTE 14 -  NEW ACCOUNTING STANDARDS
           ------------------------

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
----------------------------------------------

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 (SOP"98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 establishes standards for recording the costs of software for internal use. SOP 98-1 indicated that certain costs incurred in the development or purchase of software designated for internal use should be capitalized. All other associated costs should be expensed. The Company will adopt SOP 98-1 in the fiscal year ending June 30, 2000. Adoption of this statement is not anticipated to have a material effect on the Company's financial position or results of operations.

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:



                                      TOTAL RESEARCH CORPORATION


                                   By:/s/ Albert Angrisani
                                      -----------------------------------------
                                      ALBERT ANGRISANI, Chief Executive Officer

In accordance with Section 13 or 15 (d) of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                      TOTAL RESEARCH CORPORATION


                                   By:/s/ David Brodsky
                                      -----------------------------------------
                                      DAVID BRODSKY, Chairman of the Board of
                                        Directors

Dated:
                                   By:/s/ Albert Angrisani
                                      -----------------------------------------
                                      ALBERT ANGRISANI, Chief Executive Officer

Dated:
                                   By:/s/ Eric C. Zissman
                                      -----------------------------------------
                                      ERIC C. ZISSMAN, Chief Financial Officer
                                        and Chief Accounting Officer

Dated:
                                   By:/s/ Howard Shecter
                                      -----------------------------------------
                                      HOWARD SHECTER, Director

Dated:
                                   By:/s/ George Lindemann
                                      -----------------------------------------
                                      GEORGE LINDEMANN, Director

Dated:
                                   By:/s/ Anthony Galli
                                      -----------------------------------------
                                      ANTHONY GALLI, Director

Dated:
                                   By:/s/ J. Edward Shrawder
                                      -----------------------------------------
                                      J. EDWARD SHRAWDER, Director

Dated:
                                   By:/s/ Lorin Zissman
                                      -----------------------------------------
                                      LORIN ZISSMAN, Director

                 Schedule II - Valuation and Qualifying Accounts
                   TOTAL RESEARCH CORPORATION AND SUBSIDIARIES


Rule 12-09.    Valuation and Qualifying Accounts

                                    Balance at       Charged to
                                    Beginning        Costs and            Deductions-      Balance at
Description                         of Period        Expenses             Describe         End of period
-----------                         ---------        --------             --------         -------------

YEAR ENDED JUNE 30, 1999:

Allowance for uncollectible
  accounts                           $110,000                -                  -            $110,000

YEAR ENDED JUNE 30, 1998:

Allowance for uncollectible
  accounts                           $110,000                -                  -            $110,000

YEAR ENDED JUNE 30, 1997:

Allowance for uncollectible
  accounts                           $110,000                -                  -            $110,000
