Form 10-Q
period 1999-09-30
TOTAL RESEARCH CORP
filed 1999-11-15
CIK 803058

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999.

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


As of November 12, 1999, the Registrant had 11,901,068 shares of Common Stock, outstanding.

                                      INDEX

                       REGISTRANT COMPANY AND SUBSIDIARIES


         Part I.  Financial Information

              Item 1.  Financial Statements (Unaudited)

                       Condensed consolidated balance sheets - June 30, 1999 and September 30, 1999

                       Condensed  consolidated   statements   of  income - Three
                       months ended September 30, 1999 and 1998

                       Condensed consolidated statements of cash flows - Three months ended September 30, 1999 and 1998

                       Notes to condensed consolidated financial statements - September 30, 1999

              Item 2.  Management's  Discussion  and   Analysis   of   Financial
                       Condition and Results of Operations

              Item 3.  Quantitative and Qualitative Disclosure of Market Risk

          Part II.     Other Information

              Item 1.  Legal Proceedings
              Item 2.  Changes in Securities and Use of Proceeds
              Item 3.  Defaults upon Senior Securities
              Item 4.  Submission of Matters to a Vote of Security Holders
              Item 5.  Other information
              Item 6.  Exhibits and Reports on Form 8-K

          Signatures

                          PART I. Financial Statements.

                    Item 1. Consolidated Financial Statements

                           TOTAL RESEARCH CORPORATION
                           Consolidated Balance Sheets

                                                                                    September 30,           June 30,
                                                                                        1999                  1999
                                                                                   (Unaudited)             (Audited)
   Current assets
  Cash and cash equivalents.....................................................    $5,167,976       $ 5,203,383
  Accounts receivable, less allowance for doubtful accounts
    of $110,000 at September 30, 1999 and at June 30, 1999......................     8,024,753          7,068,199
  Cost and estimated earnings in excess of billings on
    uncompleted contracts.......................................................     3,759,241           3,248,270
  Deferred taxes................................................................       330,000             330,000
  Prepaid expenses and other current assets.....................................       814,221             585,262
                                                                                   -----------        ------------
  Total current assets                                                              18,096,191          16,435,114

Fixed assets, less accumulated depreciation of $4,700,646 and
  $4,553,729, respectively......................................................     2,681,769           2,609,152
Goodwill, net of accumulated amortization of $398,642 and
   $379,181, respectively.......................................................     1,625,235           1,644,696
Deferred taxes..................................................................       264,000             264,000
Other assets....................................................................       853,693             763,767
                                                                                   -----------        ------------

                                                                                   $23,520,888         $21,716,729

                                                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Revolving line of credit......................................................   $   287,541         $   282,027
  Accounts payable..............................................................     5,139,835           4,038,566
  Accrued expenses and other current liabilities................................     3,458,387           3,512,938
  Billings in excess of costs and estimated earnings............................     3,341,615           3,373,665
  Income taxes payable..........................................................       776,539             714,059
                                                                                   -----------        ------------
  Total current liabilities                                                         13,003,917          11,921,255

  Other long-term liabilities...................................................       753,622             716,605
                                                                                   -----------        ------------
                                                                                    13,757,539          12,637,860
                                                                                   -----------        ------------

Commitments and contingencies

Stockholders' equity
  Common  stock-authorized   20,000,000  shares  $.001  par  value,  per  share,
    11,906,123 issued at September 30, 1999 and 11,761,608
    at June 30, 1999............................................................        11,906              11,762
  Additional paid-in capital....................................................     6,636,819           6,627,782
  Retained earnings.............................................................     3,759,576           3,134,938
  Accumulated other comprehensive income........................................        14,736            (35,925)
                                                                                  ------------             ------
                                                                                    10,423,037           9,738,557
  Less:  Treasury stock, at cost................................................      (659,688)           (659,688)
                                                                                  ------------        ------------
     Total stockholders' equity.................................................     9,763,349           9,078,869
                                                                                     ---------        ------------
Total liabilities and stockholders' equity......................................   $23,520,888         $21,716,729
                                                                                  ============         ===========



                                         (See notes to the consolidated financial statements)



                                                      TOTAL RESEARCH CORPORATION
                                             Consolidated (Unaudited) Statements of Income



                                                                September 30,               September 30,
                                                                     1999                       1998
                                                                ----------------          ----------------

           Revenues............................................   $13,790,950                  $10,069,446
           Direct costs.........................................    6,930,847                    4,952,999
                                                                -------------               --------------
           Gross profit.........................................    6,860,103                    5,116,447

           Operating expenses...................................    5,899,716                    4,301,494
                                                                -------------                -------------
           Income from operations...............................      960,387                      814,953

           Interest income......................................       46,877                       32,093
                                                                -------------                -------------
           Income before taxes..................................    1,007,264                      847,046

           Provision for income taxes...........................      382,626                      326,113
                                                                -------------                -------------
           Net income...........................................$     624,638                $     520,933
                                                                =============                =============

           Earnings per share
               Basic............................................$        0.05              $          0.05
               Diluted..........................................$        0.05              $          0.04

           Weighted average common shares
               Outstanding - Basic..............................   11,918,399                   11,448,888
                                 - Diluted......................   13,190,519                   12,437,184







                                         (See notes to the consolidated financial statements)

                                                    TOTAL RESEARCH CORPORATION
                                         Consolidated (Unaudited) Statements of Cash Flows






                                                                                  September 30,        September 30,
                                                                                       1999                  1998
                                                                                  ---------------      -------------


Net cash provided by (used in) operating activities.............................    $  118,771          $(234,664)
                                                                                   -----------         -----------

Cash flows from investing activities:
  Purchases of equipment........................................................      (219,534)           (270,753)
                                                                                      ---------      -------------

Cash flows from financing activities
Proceeds from long-term debt....................................................        5,514              323,682
Proceeds from issuance of common stock..........................................       197,376           2,048,092
Stock repurchase................................................................      (188,195)                  -
                                                                                   ------------        -----------
Net cash provided by financing activities.......................................        14,695           2,371,774
                                                                                   -----------           ---------

Effect of exchange rate changes on cash.........................................        50,661              40,450
                                                                                   -----------         -----------
Net (decrease) increase in cash and cash equivalents............................       (35,407)          1,906,806

Cash and cash equivalents at beginning of period................................     5,203,383           2,097,347
                                                                                     ---------         -----------

Cash and cash equivalents at end of period......................................    $5,167,976         $ 4,004,153
                                                                                    ==========         ===========








                                         (See notes to the consolidated financial statements)






                           TOTAL RESEARCH CORPORATION

              Notes to Consolidated Unaudited Financial Statements

                           September 30, 1999 and 1998


Note 1 - Basis of Presentation

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended June 30, 2000.

The Consolidated Balance Sheet at June 30, 1999 has been derived from the audited Financial Statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete Financial Statements.

For further information, refer to the Consolidated Financial Statements and Footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

Note 2 - Segment Information

    The Company operates in one principal industry segment: marketing research services. Geographic financial information for the quarters ended September 30 (in 000's) is as follows:

                                                    1999                  1998
                                               ---------------------------------

      Revenues
         --- United States.....................  $ 10,010               $  7,140
         --- Europe............................     3,781                  2,929
                                                 --------               --------
  Totals                                         $ 13,791               $ 10,069

      Operating Income.........................
         --- United States.....................       850                    629
         --- Europe............................       110                    186
                                                 --------                -------
  Totals                                         $    960               $    815

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
          ----------------------------------------------------------------------

RESULTS OF OPERATIONS

         Total Research Corporation ("the Company") is a full-service consultative marketing research corporation that provides marketing research and information to assist its clients with the pricing and positioning of new or existing products, customer loyalty measurements, brand equity issues and other marketing concerns. The Company operates as one business segment. It services its clients through its five divisions (Customer Loyalty Management, Global Life Sciences, Strategic Marketing Services-Domestic, Strategic Marketing Services-International, and its newly established wholly-owned Internet subsidiary, Blinke(TM)), each of which has specific industry and/or product expertise.

         The following table sets forth, for the periods indicated, certain historical income statement data as a percentage of gross revenues.

STATEMENT OF INCOME DATA:
(Expressed as a percentage of revenues)
                                                       September 30,
                                                       -------------
                                                    1999            1998
                                                    ----            ----

Revenues                                              100.0%        100.0%
Direct costs                                           50.2%         49.2%
                                                     -------       -------
   Gross profit                                        49.8%         50.8%
Operating expenses                                     42.8%         42.7%
                                                     -------       -------
Income from operations                                  7.0%          8.1%
Interest income                                         0.3%          0.3%
                                                     -------       -------
Income before income taxes                              7.3%          8.4%
Provision for income taxes                              2.8%          3.2%
                                                     -------       -------
Net income                                              4.5%          5.2%


RESULT OF OPERATIONS - FIRST QUARTER FISCAL 2000 AS COMPARED TO FIRST QUARTER FISCAL 1999.
--------------------------------------------------------------------------------

         Revenues increased approximately 37 percent from the first quarter of fiscal 1999 to the first quarter of fiscal 2000. The Customer Loyalty and Strategic Marketing Services - Domestic Divisions experienced growth of over 50 percent in the first quarter of fiscal 1999 versus the first quarter of fiscal 1998 due to a single large contract in each division. The Strategic Marketing

RESULT OF OPERATIONS - FIRST QUARTER FISCAL 2000 AS COMPARED TO FIRST QUARTER FISCAL 1999.
--------------------------------------------------------------------------------
(CONT'D)

Services - International Division experienced growth of approximately 15 percent while the Global Life Sciences Division revenues remained consistent with the previous period.

         Gross profit increased from approximately $5,116,000 in the first quarter of fiscal 1999 to $6,860,000 in the first quarter of fiscal 2000, an increase of approximately $1,944,000. However, as a percentage of revenues, gross profit of the Company decreased from 50.8 percent of revenues in the first quarter of fiscal 1999 to 49.8 percent of revenues in the first quarter of fiscal 1999. The gross profit as a percentage of revenues for the period was reduced as a result of two large projects for one client that included a large amount of data collection costs, which significantly reduced the Company's overall gross profit percentage.

         Operating costs increased from approximately $4,302,000 in the first quarter of fiscal 1999 to $5,900,000 in the first quarter of fiscal 2000, an increase of approximately $1,598,000. The Company continues to invest money to build its operating infrastructure to support its growth. The Company is in the process of increasing the capacity of its two phone centers. It has also increased the staffing levels to service the growth of business as well as to develop and sell new products and services. In addition, the Company has commenced a marketing campaign to increase awareness of the Company among potential clients. Operating costs remained consistent from period to period at
42.7 percent of revenues.

         Income from operations increased from approximately $815,000 in the first quarter of fiscal 1999 to approximately $960,000 in the first quarter of fiscal 2000, an increase of approximately $145,000. However, income from operations decreased as a percentage of revenues from 8.1 percent in the first quarter of fiscal 1999 to 7.0 percent in the first quarter of fiscal 2000 for the reasons set forth above.

         The provision for income taxes increased due to the increased income in the first quarter of fiscal 2000. Overall, the Company increased its net income from approximately $521,000 in the first quarter of fiscal 1999 to approximately $625,000 in the first quarter of fiscal 2000, an increase of approximately $104,000. As a percentage of revenues, net income decreased from 5.2 percent in the first quarter of fiscal 1999 to 4.5 percent in the first quarter of fiscal 2000 for the reasons set forth above.

         The Company defines backlog as the unearned portions of its existing contracts at each balance sheet date. At September 30, 2000, backlog was approximately $14,500,000 as compared to a backlog of approximately $13,000,000 at September 30, 1999. The amount of backlog at any time may not be indicative of intermediate or long-term trends in the Company's operations.

LIQUIDITY AND CAPITAL RESOURCES

         At  September  30,  1999  the  Company's   working  capital   increased
approximately $580,000 to approximately $5,093,000 from approximately $4,513,000 at June 30, 1999, and the current ratio increased to 1.39 from 1.38.

         The Company's cash balances decreased slightly to approximately $5,170,000 at September 30, 1999 from approximately $5,200,000 at June 30, 1999.
The decrease can be attributed to the billing schedule for two large projects currently being conducted by the Company. These two projects are billed in equal monthly installments during the life of the project instead of the Company's normal billing practice of billing a significant part of the overall contract value in advance of the project start date.

         For the three-month period ended September 30, 1999, the Company generated cash from operations of approximately $119,000. During the first quarter of fiscal 2000 the Company purchased approximately $220,000 of office furnishings and equipment mainly to support the build out of its two phone centers. In addition the Company repurchased and retired approximately 50,000 shares of Total Research Corporation common stock for approximately $188,000 as part of its announced stock repurchase program.

         The Company has a loan agreement with Summit Bank, located in Princeton, NJ. The loan agreement contains the following:

       o A $2.5 million revolving line of credit at a variable interest rate based on certain financial ratios. As of September 30, 1999, the rate is the prime rate less one-half percent (prime rate at September 30, 1999 was 8.25%). As of September 30, 1999, the Company was in compliance with all of the financial ratios and has not borrowed against this line.

       o A $500,000 term line secured by equipment, furniture and fixtures at an interest rate based on certain financial ratios. As of September 30, 1999, the rate is the prime rate less one-half percent. As of September 30, 1999, the Company has not borrowed against this line.

         Both of these lines of credit have recently been renewed through November 30, 2000.

         In addition, the Company has a bank overdraft facility of (pound)300,000 (approximately U.S. $475,000) with Barclays Bank, a London bank. The borrowings are charged at a rate of 3 percent above the UK Base Rate (the base rate at September 30, 1999 was 5.0%). At September 30, 1999 the Company had borrowed approximately (pound)174,712 (approximately U.S. $288,000) against this overdraft facility

         The Company believes that its current sources of liquidity and capital resources will be sufficient to fund its long-term obligations and working capital needs for the foreseeable future

RECENT TRENDS

         The Company has begun a transition from a full-service market research company to a full-service marketing services company. Several initiatives have been announced during the past few months to implement this transition.

         In June of 1999, the Company established Blinke(TM), a wholly owned subsidiary, that integrates the Company's advanced marketing research capabilities with innovative Internet strategies in business-to-business and retail e-commerce applications including proactive strategy development and advanced web site implementation.

         In July of 1999, the Company introduced Total e-Survey(TM), a web-survey product that will combine its advanced market research technologies and international expertise with web survey capabilities. The online surveys will be offered as part of its complete, integrated data collection and analysis systems. The Company anticipates using Total e-Survey(TM) for strategically designed surveys on topics of current interest as well as for client-specific programs.

IMPACT OF INFLATION

         Inflation had no material effect on the financial performance of the Company during the first quarter of fiscal 2000.

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

         The Company recognizes the importance of ensuring that neither its customers nor its business operations are disrupted as a result of Year 2000 software failures. The Company has surveyed, and continues to communicate with, customers, suppliers, financial institutions and other vendors with which it does business to coordinate Year 2000 conversion efforts. Based on the results of this ongoing information exchange, the Company believes that any risks are minimal and that its systems are Year 2000 compliant. Management has initiated a Company-wide program that has made it Year 2000 compliant. The Company incurred internal staff costs and other expenses necessary during the course of such compliance efforts and the Company has replaced some systems and upgraded others. The total cost of this effort has been approximately $150,000 and was funded by cash flows from operations. The Company does not expect Year 2000 issues to materially affect its products, services, competitive position or financial performance. However, there can be no assurance that this will be the case. The ability of third parties with which the Company transacts business to adequately address their internal Year 2000 issues is outside the Company's control.

There can be no assurance that the failure of such third parties to adequately address their respective Year 2000 issues will not have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.


ITEM III.         QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK
---------         ------------------------------------------------------

         The Company has one foreign subsidiary whose financial statements are translated using the accounting policies described in Note 1 of the Notes to the Consolidated Unaudited Financial Statements. The Company is subject to exposure from the risk of currency fluctuations as the value of the foreign currency fluctuates against the dollar. The Company does not believe that it is exposed to material foreign exchange risk.

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

     None.

ITEM 5.    OTHER INFORMATION

     None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

     A.   Exhibits.

          27.1 Financial Data Schedule for the period ended September 30, 1999.

     B.   Reports on Form 8-K.

          None.
                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            TOTAL RESEARCH CORPORATION
                                             (Registrant)



                                            _________________________________
                                            BY:  Albert Angrisani
                                                 Chief Executive Officer


                                            _________________________________
                                            BY:  Eric Zissman
                                                 Chief Financial Officer


Dated:  November 15, 1999