Form 10-Q
period 1999-12-31
TOTAL RESEARCH CORP
filed 2000-02-11
CIK 803058

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999.

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


As of February 10, 2000, the Registrant had 12,369,231 shares of Common Stock, outstanding.

                          PART I. FINANCIAL STATEMENTS.

                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                           TOTAL RESEARCH CORPORATION
                           --------------------------
                           CONSOLIDATED BALANCE SHEETS

                                                                                    DECEMBER 31,          JUNE 30,
                                                                                        1999              1999
                                                                                   (UNAUDITED)            (AUDITED)
                                                                                   -----------            ---------
ASSETS
------

Current assets
  Cash and cash equivalents.....................................................    $5,901,082        $ 5,203,383
  Accounts receivable, less allowance for doubtful accounts
    of $110,000 at December 31, 1999 and at June 30, 1999.......................     8,187,129          7,068,199
  Cost and estimated earnings in excess of billings on
    uncompleted contracts.......................................................     4,390,673           3,248,270
  Deferred taxes................................................................       330,000             330,000
  Prepaid expenses and other current assets.....................................       816,207             585,262
                                                                                    ----------          ----------
  Total current assets                                                              19,625,091          16,435,114

Fixed assets, less accumulated depreciation of $4,902,915 and
  $4,553,729, respectively......................................................     2,585,800           2,609,152
Goodwill, net of accumulated amortization of $418,103 and
   $379,181, respectively.......................................................     1,605,774           1,644,696
Deferred taxes..................................................................       264,000             264,000
Other assets....................................................................       821,675             763,767
                                                                                    ----------          ----------
                                                                                   $24,902,340         $21,716,729
                                                                                   ===========         ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Revolving line of credit......................................................   $   215,992         $   282,027
  Accounts payable..............................................................     4,032,246           4,038,566
  Accrued expenses and other current liabilities................................     2,933,584           3,512,938
  Billings in excess of costs and estimated earnings............................     5,943,667           3,373,665
  Income taxes payable..........................................................       680,051             714,059
                                                                                    ----------          ----------
  Total current liabilities                                                         13,805,539          11,921,255

  Other long-term liabilities...................................................       645,626             716,605
                                                                                    ----------          ----------
                                                                                    14,451,165          12,637,860
                                                                                    ----------          ----------

Commitments and contingencies

Stockholders' equity
  Common  stock-authorized   20,000,000  shares  $.001  par  value,  per  share,
    12,341,524 issued at December 31, 1999 and 11,761,608
    at June 30, 1999............................................................        12,342              11,762
  Additional paid-in capital....................................................     7,095,054           6,627,782
  Retained earnings.............................................................     4,405,955           3,134,938
  Accumulated other comprehensive income........................................      (113,487)            (35,925)
                                                                                    ----------          ----------
                                                                                    11,399,864           9,738,557
  Less:  Treasury stock, at cost................................................      (948,689)           (659,688)
                                                                                    ----------          ----------
     Total stockholders' equity.................................................    10,451,175           9,078,869
                                                                                    ----------          ----------
Total liabilities and stockholders' equity......................................   $24,902,340         $21,716,729
                                                                                   ===========         ===========


                                         (See notes to the consolidated financial statements)



                                                    TOTAL RESEARCH CORPORATION
                                                    --------------------------
                                                 CONSOLIDATED STATEMENTS OF INCOME





                                                UNAUDITED                                    UNAUDITED
                                                ---------                                    ---------
                                            THREE MONTHS ENDED                           SIX MONTHS ENDED
                                            ------------------                           ----------------

                                      DEC. 31,               DEC. 31,              DEC. 31,               DEC. 31,
                                        1999                  1998                  1999                   1998
                                        ----                  ----                  ----                   ----

Revenues........................... $12,112,292             $9,625,625           $25,903,242            $19,695,071
Direct costs.......................   6,890,282              4,913,071            13,821,129              9,866,070
                                    -----------             ----------           -----------            -----------
Gross profit.......................   5,222,010              4,712,554            12,082,113              9,829,001

Operating expenses..............      4,219,221              3,848,278            10,118,937              8,149,772
                                    -----------             ----------           -----------            -----------
Income from operations.............   1,002,789                864,276             1,963,176              1,679,229

Interest income....................      39,757                 37,787                86,634                 69,880
                                    -----------             ----------           -----------            -----------
Income before income
 taxes.............................   1,042,546                902,063             2,049,810              1,749,109

Income taxes....................        396,167                362,577               778,793                688,690
                                    -----------             ----------           -----------            -----------

Net income......................... $   646,379             $  539,486           $ 1,271,017            $ 1,060,419
                                    -----------             ----------           -----------            -----------

Earnings per share
   Basic...........................$        .05          $         .05         $         .11         $          .09
   Diluted.........................$        .05          $         .04         $         .10         $          .08

Weighted average common shares
   Outstanding - Basic.............   11,990,062            11,466,921             11,990,107            11,460,508
               - Diluted...........   13,300,195            12,422,398             13,090,004            12,502,591


                                         (See notes to the consolidated financial statements)

                                                    TOTAL RESEARCH CORPORATION
                                                    --------------------------
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS










                                                                                  DECEMBER 31,         DECEMBER 31,
                                                                                       1999                  1998
                                                                                  ------------         ------------


Net cash provided by operating activities.......................................      $988,277            $836,423
                                                                                    ----------          ----------

Cash flows from investing activities:
  Purchases of equipment........................................................      (325,833)           (787,216)
                                                                                    ----------          ----------

Cash flows from financing activities
Proceeds from long-term debt....................................................       (66,035)            430,689
Proceeds from issuance of common stock..........................................       467,853           2,063,864
Stock repurchase................................................................      (289,001)                  -
                                                                                    ----------          ----------
Net cash provided by financing activities.......................................       112,817           2,494,553
                                                                                    ----------          ----------

Effect of exchange rate changes on cash.........................................       (77,562)            (35,458)
                                                                                    ----------          ----------
Net increase in cash and cash equivalents.......................................       697,699           2,508,302

Cash and cash equivalents at beginning of period................................     5,203,383           2,097,347
                                                                                    ----------          ----------
Cash and cash equivalents at end of period .....................................    $5,901,082          $4,605,649
                                                                                    ==========          ==========


                                         (See notes to the consolidated financial statements)

                           TOTAL RESEARCH CORPORATION
                           --------------------------
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
              ----------------------------------------------------
                           DECEMBER 31, 1999 AND 1998
                           --------------------------


NOTE 1 - BASIS OF PRESENTATION

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 2000.

The Consolidated Balance Sheet at June 30, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete Financial Statements.

For further information, refer to the Consolidated Financial Statements and Footnotes thereto included in the Company's Annual Report on Form 10K for the year ended June 30, 1999.

NOTE 2 - SEGMENT INFORMATION


The Company operates in one principal industry segment: marketing research services. Geographic financial information for the three-month and six-month periods ended December 31, 1999 and 1998 (in 000's) is as follows:

                                                         Three Months                              Six Months
                                                         ------------                              ----------
                                                Dec. 31,               Dec. 31,           Dec. 31,        Dec. 31,
                                                1999                   1998               1999             1998
                                                ----                   ----               ----             ----

Revenues
         United States...................      $ 8,460               $ 6,524             $18,470         $13,665
         Europe..........................        3,652                 3,102               7,433           6,030
                                              --------               -------             -------         -------
Totals...................................     $ 12,112               $ 9,626             $25,903         $19,695

Operating Income.........................
         United States...................          998                   777               1,895           1,438
         Europe..........................           45                   125                 155             311
                                              --------               -------             -------         -------
Totals...................................      $ 1,043               $   902            $  2,050        $  1,749

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

NOTE 4 - COMMON STOCK

         On June 30, 1999, the Company's Board of Directors authorized a stock repurchase program of up to one million shares of the Company's common stock. Shares under the program are to be repurchased at management's discretion in open market transactions. At December 31, 1999, the Company had repurchased 76,250 shares at a total cost of approximately $289,000. Subsequent to December 31, 1999, the Company has not repurchased any additional shares.

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


STATEMENT OF INCOME DATA:
(Expressed as a percentage of revenues)

                                         Quarter Ended
                                          December 31,
                                          ------------
                                       1999          1998
                                       ----          ----

Revenues                             100.0%        100.0%
Direct costs                          56.9%         51.0%
                                     -----         -----
Gross profit                          43.1%         49.0%
Operating expenses                    34.8%         40.0%
                                     -----         -----
Income from operations                 8.3%          9.0%
Interest income                        0.3%          0.4%
                                     -----         -----
Income before income taxes             8.6%          9.4%
Provision for income taxes             3.3%          3.8%
                                     -----         -----
Net income                             5.3%          5.6%



RESULT OF OPERATIONS - SECOND QUARTER FISCAL 2000 AS COMPARED TO SECOND QUARTER FISCAL 1999.
--------------------------------------------------------------------------------

         The Company's revenues increased approximately 26 percent from the second quarter of fiscal 1999 to the second quarter of fiscal 2000. This increase in revenues was the result of the investments made in its sales infrastructure in fiscal 1999 and two multi-million dollar projects completed in the Customer Loyalty and Strategic Marketing Services Divisions (both domestic and international) during the period. The Global Life Sciences Division revenues decreased during the second quarter of fiscal 2000 as compared to the same period in fiscal 1999 as a result of lower sales during the second half of fiscal 1999.

RESULT OF OPERATIONS - SECOND QUARTER FISCAL 2000 AS COMPARED TO SECOND QUARTER FISCAL 1999 (CONT'D).
--------------------------------------------------------------------------------

         The gross profit of the Company increased from approximately $4,710,000 in the second quarter of fiscal 1999 to approximately $5,225,000 in the second quarter of fiscal 2000, or an increase of approximately $515,000. Gross profit decreased as a percentage of revenues from 49.0 percent in the second quarter of fiscal 1999 to 43.1 percent of revenues in the second quarter of fiscal 2000 due principally to data collection and data processing costs associated with two multi-million dollar projects that had a significant negative effect on the overall gross profit percentage for the Company. The Company continues to generate gross profits of greater than 50 percent on most of its research projects.

         Operating costs increased to approximately $4,220,000 in the second quarter of fiscal 2000 from approximately $3,848,000 in the second quarter of fiscal 1999, or approximately $372,000. The increase can be attributed to additional costs associated with increasing the capacity of its Tampa phone center as well as additional labor costs. However, as a percentage of revenues, it decreased from approximately 40.0 percent in the second quarter of fiscal 1999 to approximately 34.8 percent in the second quarter of fiscal 2000. The reduction of the percentage of operating expenses to revenues is mainly the result of the Company maintaining strong control of its non-project related expenses as it continues to expand.

         Income before taxes increased to approximately $1,043,000 in the second quarter of fiscal 2000 from approximately $902,000 in the second quarter of fiscal 1999, or approximately $141,000. However, it decreased as a percentage of revenues from 9.4 percent in the second quarter of fiscal 1999 to 8.6 percent in the second quarter of fiscal 1999 for the reasons set forth above.

         The provision for income taxes increased due to the increased income of the Company during the second quarter of fiscal 2000. The Company increased its net income approximately $106,000 from approximately $540,000 in the second quarter of fiscal 1999 to approximately $646,000 in the second quarter of fiscal 2000. However, as a percentage, it decreased from 5.6 percent in the second quarter of fiscal 1999 to 5.3 in the second quarter of fiscal 2000 for the reasons set forth above.

STATEMENT OF INCOME DATA:
(Expressed as a percentage of revenues)

                                            Six Months Ended
                                                December 31,
                                                ------------
                                           1999          1998
                                           ----          ----

Revenues                                 100.0%        100.0%
Direct costs                              53.4%         50.1%
                                         -----         -----
Gross profit                              46.6%         49.9%
Operating expenses                        39.0%         41.4%
                                         -----         -----
Income from operations                     7.6%          8.5%
Interest income                            0.3%          0.4%
                                         -----         -----
Income before income taxes                 7.9%          8.9%
Provision for income taxes                 3.0%          3.5%
                                         -----         -----
Net income                                 4.9%          5.4%

RESULTS OF  OPERATIONS  - SIX MONTHS YEAR TO DATE FISCAL 2000 AS COMPARED TO SIX
--------------------------------------------------------------------------------
MONTHS YEAR TO DATE FISCAL 1999
-------------------------------

         Revenues increased approximately 32 percent during the first six months of fiscal 2000 as compared to the first six months of fiscal 1999. Similar to the second quarter analysis, this increase in revenues was the result of the investments made in its sales infrastructure in fiscal 1999 and two multi-million dollar projects completed in the Customer Loyalty and Strategic Marketing Services Divisions (both domestic and international) during the period. The Global Life Sciences Division revenues decreased during the first six months of fiscal 2000 as compared to the same period in fiscal 1999 as a result of lower sales effort during the second half of fiscal 1999.

         The gross profit increased from approximately $9,830,000 for the first six months of fiscal 1999 to approximately $12,080,000, or $2,250,000. However, as a percentage of revenues, gross profit decreased from 49.9 percent for the six-month period in fiscal 1999 to 46.6 percent in fiscal 1999. However, as stated in the second quarter analysis, the gross profit percentage for the six-month period was significantly reduced by two multi-million dollar projects that included a large amount of data collection and data processing costs. The Company continues to generate gross profits of greater than 50 percent on most of its research projects.

         Operating costs increased from approximately $8,150,000 for the first six months of fiscal 1999 to approximately $10,120,000 for the first six months of fiscal 2000, or $1,970,000. The increase can be attributed to additional costs associated with transitioning the Company into an integrated marketing services company including increasing the capacity of its two phone centers, startup costs associated with BlinkE(TM), a new wholly-owned subsidiary, costs associated with developing new web products and services, additional marketing costs for new collateral material as well as additional labor costs. However, as a percentage of revenues, operating costs decreased from 41.4 percent of revenues in the first six months of fiscal 1999 to 39.0 percent of revenues in the first six months of fiscal 2000. The reduction of the percentage of operating expenses to revenues is mainly the result of the Company continuing to control its non-project related expenses as it continues to expand.

         Income before taxes increased to approximately $2,050,000 for the first six months of fiscal 2000 from approximately $1,750,000 for the first six months of fiscal 1999, or approximately $300,000. However, as a percentage of revenues, it decreased from 8.9 percent for the first six months of fiscal 1999 to 7.9 percent for the first six months of fiscal 2000 for the reasons set forth above.

         The provision for income taxes increased due to the increased income for the first six months of fiscal 2000. Overall, the Company increased its net income approximately $210,000 from approximately $1,060,000 for the first six months of fiscal 1999 to approximately $1,270,000 for the first six months of fiscal 2000. However, as a percentage, it decreased from 5.4 percent for the first six months of fiscal 1999 to 4.9 percent for the first six months of fiscal 2000 for the reasons set forth above.


LIQUIDITY AND CAPITAL RESOURCES

         At  December  31,  1999,  the  Company's   working  capital   increased
approximately   $1,306,000  to  approximately   $5,820,000  from   approximately
$4,514,000 at June 30, 1999, and the current ratio increased to 1.42 from 1.38.

         For the six-month period ended December 31, 1999, the Company generated positive cash from operations of approximately $988,000. In addition, the Company received approximately $468,000 from exercised stock options resulting in total additional cash available during the period of approximately $1,456,000. The Company used its cash to increase its cash reserves by approximately $698,000, purchase approximately $326,000 of equipment, repurchase approximately $289,000 of Company stock, and pay down bank debt by approximately $66,000.

         The Company has a loan agreement with Summit Bank, located in Princeton, NJ. The loan agreement contains the following:

o A one year $2.5 million revolving line of credit at a variable interest rate based on certain financial ratios. As of December 31, 1999, the rate is the prime rate less one-half percent (prime rate at December 31, 1999 was 8.5%). As of December 31, 1999, the Company was in compliance with all of the financial ratios and has not borrowed against this line.

o A three-year $500,000 term line secured by equipment, furniture and fixtures at an interest rate based on certain financial ratios. As of December 31, 1999, the rate is the prime rate less one-half percent. As of December 31, 1999, the Company has not borrowed against this line.

         In addition, the Company has a bank overdraft facility of (pound)300,000 with Barclays Bank in London, UK. The borrowings are charged at a rate of 3 percent above the UK Base Rate (base rate at December 31, 1999 was 5.5%). At December 31, 1999 the Company had borrowed approximately (pound)134,000 (approximately $216,000) against this overdraft facility.

         The Company defines backlog as the unearned portions of its existing contracts at each balance sheet date. The Company's backlog at December 31, 1999 was approximately $16,500,000 as compared to a backlog of approximately $11,500,000 at December 31, 1998. The amount of backlog at any time may not be indicative of intermediate or long-term trends in the Company's operations.

         The Company believes that its current sources of liquidity and capital resources will be sufficient to fund its long-term obligations and working capital needs for the foreseeable future.


RECENT TRENDS

         During fiscal 1999 and continuing into fiscal 2000, the Company is transitioning from a full-service market research company to an integrated marketing services company. Several initiatives have been announced during this time to effectuate this transition.

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

         In January of 2000, the Company introduced EquiTrend OnLine(R) , the Company's new comprehensive study of brand equity that provides subscribers with a unique, in-depth understanding of consumers' perceptions of brands, perceived quality, competitive positioning, image and market potential. EquiTrend OnLine(R) utilizes Internet technology to provide immediate, in-depth studies that uncover the critical brand quality perceptions of over 30,000 respondents, ages 15 and over, on over 1,200 major brands across 21 categories.

         During the first six months of fiscal 2000 the Company incurred an increasing amount of costs related to transitioning the Company to an integrated services company. These transitional costs are described above, and the Company anticipates that it will continue to incur additional transitional costs. The Company has also invested in information technology equipment to support this transition. The Company has already spent several hundred thousand dollars during fiscal 2000 and is committed to purchasing approximately a million dollars in additional information technology equipment in fiscal years 2000 and 2001.

IMPACT OF YEAR 2000

         The Year 2000 issue concerns the ability of computer hardware and software to distinguish between the year 1900 and the year 2000. An inability to make this distinction could result in computer application failure.

         During calendar 1999, the Company completed a detailed assessment of all its information technology and non-information technology hardware and software with regard to the Year 2000 issue, with special emphasis on mission critical systems. Information and non-information technology hardware and software were inventoried and those not Year 2000 ready were identified, remediated (i.e., corrected or replaced) and tested to ensure that they would, in fact, operate as desired according to Year 2000 requirements. The Company expensed approximately $150,000 during calendar 1999 in connection with remediating its systems.

         As a result of its Year 2000 readiness efforts, the Company's mission critical information technology and non-information technology systems successfully distinguished between the year 1900 and the year 2000 on January 1, 2000, without any mission critical application failure. However, the Company will continue to monitor its mission critical computer applications throughout the year 2000 to ensure that any latent year 2000 matters that may arise are addressed promptly.

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

    None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of Stockholders of the Company was held on December 8, 1999, at which meeting the stockholders voted to elect directors of the Company, approve amendments to the Certificate of Incorporation to provide for a Classified Board of Directors and to increase the number of authorized shares of Common Stock, approve the amendments to the 1995 Stock Incentive Plan, and to ratify the appointment of Ernst & Young, LLP as the Company's independent auditors for the fiscal year ending June 30, 2000.

     The results of the matters voted on the Annual Meeting are shown below.

(b) The nominees for election as directors of the Company are listed below, together with the number of votes cast for, against, and withheld with respect to each such nominee, as well as the number of non-votes with respect to each such nominee:

     Nominee                For           Against      Withheld      Non-Voting
     -------                ---           -------      --------      ----------

     Albert Angrisani      10,606,974       21,374            -             -
     David Brodsky         10,607,074       21,274            -             -
     John P. Freeman       10,607,074       21,274            -             -
     George Lindemann      10,607,074       21,274            -             -
     Howard Shecter        10,607,074       21,274            -             -
     Edward Shrawder       10,607,074       21,274            -             -
     Lorin Zissman         10,606,974       21,374            -             -


(c) Other matters voted upon at the meeting and the results of those votes are as follows:


                                                                For         Against         Abstain           Unvoted
                                                                ---         -------         -------           -------
    Amendment to the Certificate of Incorporation
     to provide for a Classified Board of Directors           6,181,671     423,088          37,139         3,986,450

    Amendment to the Certificate of Incorporation
     to increase the number of authorized shares of
     Common Stock from 20,000,000 to 50,000,000              10,426,683     182,508          19,157                 -

    Approval of amendments to the 1995 Stock
     Incentive Plan                                           6,140,227     446,804          54,867         3,986,450

    Ratification of Ernst & Young LLP as
     the Company's Independent auditors                      10,338,251     283,647           5,850               600

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

                                            TOTAL RESEARCH CORPORATION
                                             (Registrant)



                                            /s/  Albert Angrisani
                                            ----------------------------
                                            BY:  Albert Angrisani
                                                 Chief Executive Officer


                                            /s/  Richard G. Morrow, Jr.
                                            ----------------------------
                                            BY:  Richard G. Morrow, Jr.
                                                 Chief Accounting Officer


Dated:  February 11, 2000