Form 10-Q
period 2000-03-31
TOTAL RESEARCH CORP
filed 2000-05-15
CIK 803058

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.

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


At May 12, 2000, the Registrant had 12,397,462 shares of Common Stock, outstanding.

                                     Index
                           Total Research Corporation

Part I. Financial Information
         Item 1. Financial Statements (Unaudited)
                  Condensed Consolidated Balance Sheets- March 31, 2000 and June 30, 1999

                  Condensed Consolidated Statements of Income- Three months and nine months ended March 31, 2000 and 1999

                  Notes  to   Condensed   Consolidated   Financial  Statements -
                  March 31, 2000

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

Signatures


                                                   PART I. FINANCIAL STATEMENTS.

                                             ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                                    TOTAL RESEARCH CORPORATION
                                                    --------------------------
                                                    CONSOLIDATED BALANCE SHEETS

                                                                                     March  31,           June 30,
                                                                                        2000                1999
                                                                                   (UNAUDITED)             (AUDITED)
                                                                                   -----------             ---------
ASSETS
------

Current assets
  Cash and cash equivalents.....................................................    $4,509,212         $ 5,203,383
  Accounts receivable, less allowance for doubtful accounts
    of $110,000 at March 31, 2000 and at June 30, 1999..........................     7,192,781           7,068,199
  Cost and estimated earnings in excess of billings on
    uncompleted contracts.......................................................     4,817,782           3,248,270
  Deferred taxes................................................................       330,000             330,000
  Prepaid expenses and other current assets.....................................     1,113,132             585,262
                                                                                   -----------        ------------
  Total current assets                                                              17,962,907          16,435,114

Fixed assets, less accumulated depreciation of $5,105,184 and
  $4,553,729, respectively......................................................     3,300,908           2,609,152
Goodwill, net of accumulated amortization of $437,564 and
   $379,181, respectively.......................................................     1,586,313           1,644,696
Deferred taxes..................................................................       264,000             264,000
Other assets....................................................................       841,997             763,767
                                                                                   -----------        ------------

                                                                                   $23,956,125         $21,716,729
                                                                                   ===========         ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities
  Revolving line of credit......................................................   $   302,477         $   282,027
  Accounts payable..............................................................     4,040,980           4,038,566
  Accrued expenses and other current liabilities................................     2,209,062           3,512,938
  Billings in excess of costs and estimated earnings............................     5,407,984           3,373,665
  Income taxes payable..........................................................       490,362              714,059
                                                                                   -----------         ------------
  Total current liabilities                                                         12,450,865          11,921,255

  Other long-term liabilities...................................................       658,857             716,605
                                                                                   -----------        ------------
                                                                                    13,109,722          12,637,860
                                                                                   -----------        ------------

Stockholders' equity
  Common  stock-authorized   50,000,000  shares  $.001  par  value,  per  share,
    12,351,524 issued at March 31, 2000 and 11,761,608
    at June 30, 1999............................................................        12,352              11,762
  Additional paid-in capital....................................................     7,116,294           6,627,782
  Retained earnings.............................................................     4,803,220           3,134,938
  Accumulated other comprehensive income........................................      (136,774)            (35,925)
                                                                                  -------------             ------
                                                                                    11,795,092           9,738,557
  Less:  Treasury stock, at cost................................................      (948,689)           (659,688)
                                                                                  ------------        ------------
     Total stockholders' equity.................................................    10,846,403           9,078,869
                                                                                    ----------        ------------
Total liabilities and stockholders' equity......................................   $23,956,125         $21,716,729
                                                                                   ===========         ===========


                                       (See notes to the consolidated financial statements)



                                                      TOTAL RESEARCH CORPORATION
                                                      --------------------------
                                                   CONSOLIDATED STATEMENTS OF INCOME




                                            THREE MONTHS ENDED                           SIX MONTHS ENDED
                                            ------------------                           ----------------
                                                UNAUDITED                                    UNAUDITED
                                                ---------                                    ---------

                                      March 31,              March 31,             March 31,             March 31,
                                        2000                  1999                  2000                   1999
                                        ----                  ----                  ----                   ----

Revenues........................... $10,273,085             $9,968,696           $36,176,327            $29,663,767
Direct costs.......................   4,928,628              4,810,694            18,749,757             14,676,764
                                     ----------             ----------            ----------           ------------
Gross profit.......................   5,344,457              5,158,002            17,426,570             14,987,003

Operating expenses..............      4,745,147              4,412,960            14,889,084             12,562,732
                                    -----------             ----------           -----------           ------------
Income from operations.............     599,310                745,042             2,537,486              2,424,271

Interest income (expense)..........      39,831                 41,154               126,466                111,034
Other income, net                        35,000                      -               35,000
                                    -----------             ----------           -----------           ------------
Income before income
 taxes.............................     674,141                786,196             2,698,952              2,535,305

Income taxes....................        261,626                274,726             1,030,670                963,416
                                    -----------            -----------           -----------           ------------

Net income......................... $   412,515             $  511,470            $1,668,282            $ 1,571,889
                                    -----------            -----------           -----------           ------------

Earnings per share
   Basic........................... $       .03             $      .04            $      .14            $       .14
   Diluted......................... $       .03             $      .04            $      .13            $       .13

Weighted average common shares
   Outstanding - Basic.............  12,329,747             11,543,754            12,049,873             11,510,350
               - Diluted...........  13,808,754             12,579,815            13,364,444             12,546,411


                                         (See notes to the consolidated financial statements)


                                               TOTAL RESEARCH CORPORATION
                                          Consolidated Statements of Cash Flows

                                                         March  31,           March  31,
                                                             2000                  1999
                                                          (UNAUDITED)         (UNAUDITED)
                                                        ---------------      -------------

Net cash provided by operating activities.............      $479,984          $1,423,419
                                                         -----------         -----------

Cash flows from investing activities:
  Purchases of equipment..............................    (1,272,608)         (1,063,934)
                                                         -----------         -----------

Cash flows from financing activities
Proceeds from long-term debt..........................        20,450             477,792
Proceeds from issuance of common stock................       467,853           2,083,553
Stock repurchases.....................................      (289,001)                  -
                                                         -----------         -----------
Net cash provided by financing activities.............       199,302           2,561,345
                                                         -----------         -----------

Effect of exchange rate changes on cash...............      (100,849)            (80,390)
                                                         -----------         -----------
Net increase (decrease) in cash and cash equivalents..      (694,171)          2,840,440

Cash and cash equivalents at beginning of period......     5,203,383           2,097,347
                                                         -----------         -----------

Cash and cash equivalents at end of period ...........    $4,509,212          $4,937,787

                                         (See notes to the consolidated financial statements)



                           TOTAL RESEARCH CORPORATION
                           --------------------------

              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
              ----------------------------------------------------

                             MARCH 31, 2000 AND 1999
                             -----------------------


NOTE 1 - BASIS OF PRESENTATION

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2000.

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

NOTE 2 - SEGMENT INFORMATION


The Company operates in one principal industry segment: marketing research services. Geographic financial information for the three-month and nine-month periods ended March 31, 2000 and 1999 (in 000's) is as follows:

                                                         Three Months                             Nine Months
                                                         ------------                             -----------
                                                March 31,              March 31,          March 31,       March 31,
                                                2000                   1999               2000             1999
                                                ----                   ----               -----            ----

Revenues
         United States...................      $ 7,634               $ 7,194             $26,105         $20,859
         Europe..........................        2,639                 2,775              10,071           8,805
                                            ----------               -------           ---------         -------
Totals...................................     $ 10,273               $ 9,969             $36,176         $29,664

Operating Income.........................
         United States...................          708                   753               2,469           2,191
         Europe..........................          (34)                   33                 230             344
                                            ----------               -------           ---------         -------
Totals...................................        $ 674               $   786             $ 2,699         $ 2,535


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

NOTE 4 - SUBSEQUENT EVENT

          On May 11, 2000, the Company acquired Romtec plc, a European Internet research and marketing services company. The acquisition price consisted of cash and notes amounting to a maximum of $7.2 million, $4.1 million of which was paid at the closing of the transaction. The remaining $3.1 million is to be paid out over two years, with $2.1 million guaranteed, and $1 million contingent upon Romtec meeting specified operating targets.

ITEM II MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------------------------------------

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

STATEMENT OF INCOME DATA:
(Expressed as a percentage of revenues)

                                                         Quarter Ended
                                                            March 31,
                                                            ---------
                                                       2000          1999
                                                       ----          ----
Revenues                                             100.0%        100.0%
Direct costs                                          48.0%         48.2%
                                                     ------        ------
Gross profit                                          52.0%         51.8%
Operating expenses                                    46.2%         44.3%
                                                     ------        ------
Income from operations                                 5.8%          7.5%
Interest income (expense)                              0.4%          0.4%
Other income, net                                      0.3%          0.0%
                                                     ------        ------
Income before income taxes                             6.5%          7.9%
Provision for income taxes                             2.5%          2.8%
                                                     ------        ------
Net income                                             4.0%          5.1%

RESULT OF OPERATIONS - THIRD  QUARTER  FISCAL  2000 AS COMPARED TO THIRD QUARTER
                       FISCAL 1999.
--------------------------------------------------------------------------------

         The Company's revenues increased approximately three percent from the third quarter of fiscal 1999 to the third quarter of fiscal 2000. Growth in the Customer Loyalty and Strategic Marketing Services Divisions was offset by slower growth in two divisions, Total Research UK and Global Life Sciences UK.

RESULT OF OPERATIONS - THIRD  QUARTER  FISCAL  2000 AS COMPARED TO THIRD QUARTER
                       FISCAL 1999 (CONT'D).
--------------------------------------------------------------------------------

         The gross profit of the Company increased from $5,158,002 in the third quarter of fiscal 1999 to $5,344,457 in the third quarter of fiscal 2000, or an increase of $186,455. The Company continues to generate gross profits of greater than 50 percent for most of its research projects.

         Operating costs increased to $4,745,147 in the third quarter of fiscal 2000 from $4,412,960 in the third quarter of fiscal 1999, or $332,187 . As a percentage of revenues, operating costs increased from approximately 44.3 percent in the third quarter of fiscal 1999 to approximately 46.2 percent in the third quarter of fiscal 2000. The increase was attributable to additional costs associated with increasing the capacity of the Company's two phone centers, costs associated with developing new web products and services, as well as additional labor costs. Also, the Company continues to invest in its research and sales infrastructure.

         Income before taxes declined to approximately $674,141 in the third quarter of fiscal 2000 from approximately $786,196 in the third quarter of fiscal 1999, or approximately ($112,055).

         The provision for income taxes was approximately $261,626 in the third quarter of fiscal 2000 as compared to $274,726 in the third quarter of fiscal 1999. The Company's net income decreased approximately $98,955 from approximately $511,470 in the third quarter of fiscal 1999 to approximately $412,515 in the third quarter of fiscal 2000 due to the factors discussed above.

STATEMENT OF INCOME DATA:
(Expressed as a percentage of revenues)

                                                  Nine Months ended
                                                      March  31,
                                                      ----------
                                                 2000          1999
                                                 ----          ----

Revenues                                       100.0%        100.0%
Direct costs                                    51.8%         49.5%
                                              -------        ------
Gross profit                                    48.2%         50.5%
Operating expenses                              41.2%         42.3%
                                              -------        ------
Income from operations                           7.0%          8.2%
Interest income                                  0.4%          0.3%
Other income (expense), net                      0.1%          0.0%
                                              -------        ------
Income before income taxes                       7.5%          8.5%
Provision for income taxes                       2.9%          3.2%
                                              -------        ------
Net income                                       4.6%          5.3%

RESULTS OF OPERATIONS - NINE MONTHS YEAR TO DATE FISCAL 2000 AS COMPARED TO NINE
--------------------------------------------------------------------------------
MONTHS YEAR TO DATE FISCAL 1999
-------------------------------

         Revenues increased approximately 22 percent during the first nine months of fiscal 2000 as compared to the first nine months of fiscal 1999. This increase in revenues was the result of the investments made in the Company's sales infrastructure in fiscal 1999 and two multi-million dollar projects completed in the Customer Loyalty and Strategic Marketing Services Divisions (both domestic and international) during the first six months of fiscal 2000. The Global Life Sciences Division revenues decreased during the first nine months of fiscal 2000 as compared to the same period in fiscal 1999 as a result of a lower sales during the second half of fiscal 1999.

         The gross profit increased from $14,987,003 for the first nine months of fiscal 1999 to $17,426,570, or $2,439,567. However, as a percentage of revenues, gross profit decreased from 50.5 percent for the nine-month period in fiscal 1999 to 48.2 percent in fiscal 2000. The gross profit percentage for the nine-month period was significantly reduced by two multi-million dollar projects that included a large amount of data collection and data processing costs that occurred during the first six months of the fiscal year. The Company continues to generate gross profits of greater than 50 percent for most of its research projects.

         Operating costs increased from approximately $12,563,000 for the first nine months of fiscal 1999 to approximately $14,889,000 for the first nine months of fiscal 2000, or $2,326,000. The increase can be attributed to additional costs associated with increasing the capacity of its two phone centers, startup costs associated with BlinkE(TM), its new wholly-owned subsidiary, costs associated with developing new web products and services, additional marketing costs for new collateral material as well as additional labor costs. However, as a percentage of revenues, operating costs decreased from 42.3 percent of revenues in the first nine months of fiscal 1999 to 41.2 percent of revenues in the first nine months of fiscal 2000. The reduction of the percentage of operating expenses to revenues is mainly the result of the Company continuing to control its non-project related expenses as it continues to expand.

         Income before taxes increased to approximately $2,699,000 for the first nine months of fiscal 2000 from approximately $2,535,000 for the first nine months of fiscal 1999, or approximately $164,000.

         The provision for income taxes increased due to the increased income for the first nine months of fiscal 2000. Overall, the Company increased its net income approximately $67,000 from approximately $1,572,000 for the first nine months of fiscal 1999 to approximately $1,668,000 for the first nine months of fiscal 2000.

          On May 11, 2000, the Company acquired Romtec plc, a European Internet research and marketing services company. The acquisition price consisted of cash and notes amounting to a maximum of $7.2 million, $4.1 million of which was paid at the closing of the transaction. The remaining $3.1 million is to be paid out over two years, with $2.1 million guaranteed, and $1 million contingent upon Romtec meeting specified operating targets.


LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2000 the Company's working capital increased approximately $998,000 to approximately $5,512,000 from approximately $4,514,000 at June 30, 1999, and the current ratio increased to 1.44 from 1.38

         For the nine-month period ended March 31, 2000, the Company generated positive cash from operations of approximately $479,984. In addition, the Company received approximately $468,000 for exercised options, yielding additional cash during the period of approximately $948,000. The Company used its cash to purchase approximately $1,273,000 of equipment and repurchase approximately $289,000 of Company stock.

         The Company has a credit agreement with Summit Bank, located in Princeton, NJ. The credit agreement consists of two facilities with aggregate borrowing availability of up to $10,000,000. Facility "A" is designated for the acquisition of ROMTEC plc (acquired May 11, 2000), a wholly owned subsidiary of the Company, and is capped at $4,500,000. Facility "B" is designated for working capital purposes, and is capped at $5,500,000. The interest rate for the credit agreement is prime plus one. Subsequent to March 31, 2000, the Company borrrowed $4,100,000 under Facility A in connection with its acquisition of Romtec plc.

         In addition, the Company has a bank overdraft facility of (pound)300,000 with Barclays Bank in London, UK. The borrowings are charged at a rate of three percent above the UK Base Rate (base rate at March 31, 2000 was 6.0%). At March 31, 2000 the Company had borrowed approximately (pound)190,000 (approximately $302,000) against this overdraft facility.

         The Company defines backlog as the unearned portions of its existing contracts at each balance sheet date. The Company's backlog at March 31, 2000 was approximately $26,000,000 as compared to a backlog of approximately $18,000,000 at March 31, 1999. The amount of backlog at any time may not be indicative of intermediate or long-term trends in the Company's operations.

         The Company believes that its current sources of liquidity and capital resources will be sufficient to fund its long-term obligations and working capital needs for the foreseeable future.


RECENT TRENDS

         During fiscal 1999 and continuing into fiscal 2000, the Company is transitioning from a full-service market research company to a full-service marketing services company. Several initiatives have been announced during this time to facilitate this transition.

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

         In January of 2000, the Company introduced EquiTrend OnLine(R) , the Company's new comprehensive study of brand equity that provides subscribers with a unique, in-depth understanding of consumers' perceptions of brands, perceived quality, competitive positioning, image and market potential. EquiTrend OnLine utilizes Internet technology to provide immediate, in-depth studies that uncover the critical brand quality perceptions of over 30,000 respondents, ages 15 and over, on over 1200 major brands across 21 categories.

         During the first nine months of fiscal 2000 the Company incurred an increasing amount of costs related to transitioning the Company to a full-service marketing services company. These transitional costs are described above, and the Company anticipates that it will continue to incur additional transitional costs. The company has also invested in information technology and other equipment and has purchased $1,273,000 to support this transition.

YEAR 2000 DISCLOSURE

         The Year 2000 issue concerns the ability of computer hardware and software to distinguish between the year 1900 and the year 2000. An inability to make this distinction could result in computer application failure.


         As a result of its Year 2000 efforts, the Company's mission critical information technology and non-technology systems successfully distinguished between the year 1900 and the year 2000 on January 1, 2000, without any mission critical application failure. However, the Company will continue to monitor its mission critical computer applications throughout the year 2000 to ensure that any latent year 2000 matters that may arise are addressed promptly.

IMPACT OF INFLATION

         Inflation had no material effect on the financial performance of the Company during the third quarter of fiscal 2000.

ITEM III          QUANTITATIVE AND QUALITATIVE DISCLOSURE OF RISK
                  -----------------------------------------------

         The Company has one foreign subsidiary whose financial statements are translated using the accounting policies described in Note 1 of the Notes to Condensed Consolidated Financial Statements. The Company is subject to exposure from the risk of currency fluctuations as the value of the foreign currency fluctuates against the dollar. The Company does not believe that it is exposed to material foreign exchange market risk.

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

    None.

ITEM 5.    OTHER INFORMATION

    None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

    A.   Exhibits.

         10.1 Second Amended and Restated Credit Agreement between Total Research Corporation and Summit Bank dated March 21, 2000.

         10.2 Facility A Note between Total Research Corporation and Summit Bank dated April 13, 2000.

         10.3 Facility B Note between Total Research Corporation dated March 21, 2000.

         27.1   Financial Data Schedule for the period ended March 31, 2000.


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


Dated:  May 15, 2000