Form 10-K
period 2000-06-30
TOTAL RESEARCH CORP
filed 2000-09-28
CIK 803058

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K

 [ X ] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
                                  Act of 1934

                    For the fiscal year ended June 30, 2000.

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

             None
---------------------------           -----------------------------------------

                Securities pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

The aggregate market value of shares of Common Stock of the registrant held by non-affiliates of the registrant based on the closing price of the Common Stock on September 26, 2000 was $34,841,426. As of September 26, 2000, there were 12,729,032 shares of the Company's Common Stock ($.001 par value) outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual shareholders meeting to be held on December 7, 2000 are incorporated by reference into Part III.

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


ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW OF THE BUSINESS

         The Company is a leading full-service custom and web-enabled marketing organization that provides global marketing research and marketing services to assist its clients with the pricing and positioning of new or existing products, customer loyalty measurements, brand equity and e-commerce issues, organizational structure and other marketing concerns. The Company provides services for its clients by using proprietary market research and other marketing technologies developed by the Company and distributed throughout various mediums including the Internet.

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

         The Company operates as one business segment. It services its clients through its five divisions (Customer Loyalty Management, Global Life Sciences, Strategic Brand Research, Strategic Marketing Services-International and Total/Romtec), each of which has specific industry and/or product expertise. The Company's divisions are located in several cities in the United States and in London, England. The Company also maintains relationships with market research organizations in South America and Asia to collect data internationally on behalf of the Company.

         The Company operates telephone data collection centers in Tampa, Florida and London, England to assist in collecting data for clients. The Tampa calling center currently has 130 CATI (Computer Assisted Telephone Interviewing) stations. The London calling center has 150 CATI stations. The Company's phone centers conduct interviews utilizing computer programmed questionnaires that are immediately uploaded to the Company's central data-processing center, thereby enabling research to be collected and analyzed more efficiently and effectively. The Company also utilizes Total e-Survey (TM), a web-based data collection methodology that utilizes advanced research techniques to collect data over the Internet.

         The Company has complete in-house data processing operations, which provide for rapid, thorough and secure on-site data management and analysis. The Company supports many platforms and file types both to exchange data and to provide extensive database design and management capabilities. The Company also provides its clients with sample management services and survey data results using a variety of software applications. It also has a large and continually expanding array of proprietary software developed internally to reduce research labor, enhance service quality, assist with survey data analysis and generate client reports. This year in particular the Company coordinated significant internal projects to develop Internet portals and virtual private networks for its clients to access and analyze data. The Company's newly formed software research and development team is continually engaged in efforts to develop, evaluate and adapt new technologies to improve and expand the Company's processes, services and products.

         The Company was incorporated under the laws of the State of New Jersey in 1975 and was reincorporated under the laws of the State of Delaware in 1986. The Company maintains its principal executive offices at 5 Independence Way, Princeton, New Jersey 08543, and its telephone number is (609) 520-9100.

         On May 12, 2000, the Company acquired Romtec plc ("Romtec"), a European Internet research and marketing services company. The acquisition price consisted of cash and notes amounting to a maximum of $7.2 million, $4.1 million of which was paid at the closing of the transaction. The remaining $3.1 million is to be paid out over two years, with $2.1 million guaranteed and $1.0 million contingent upon Romtec meeting specified operating targets.

         The Company is in the process of integrating its Internet subsidiary, Blinke Inc., into its operations infrastructure. This action will enable the Company to leverage Blinke's unique web design capabilities as the Company transitions its core capabilities to the web. The Company's Idea Farm unit is being dissolved due to adverse economic conditions in the agribusiness market.

CLIENTS

         In fiscal 2000, approximately 70 percent of the Company's revenues were earned from among the 100 largest commercial and financial companies in the world. The Company currently serves approximately 200 commercial clients and government agencies. During fiscal 2000, approximately 75 percent of the revenues earned by the Company were from clients who had previously retained the Company. In fiscal 2000, one client represented 21% of the revenues earned for that year. For the fiscal years ended June 30, 1999 and 1998, no single client accounted for greater than 10% of the Company's annual revenues. The following chart sets forth certain information regarding the Company's annual revenues during the past three fiscal years:


                                       Fiscal Year Ended June 30,
                                       --------------------------

 Industry                                2000         1999          1998       Representative Clients
 --------                                ----         ----          ----       ----------------------


 Telecommunications/ Information          48.0%        40.9%         28.1%     Hewlett Packard, IBM, Lotus, Lucent
 Technology                                                                    Technologies, Microsoft, US West


 Health Care/                                                                  Amgen, Bristol-Myers Squibb, Eli
 AgriBusiness                             17.3         21.7          25.3      Lilly, Pfizer

 Consumer Products                        10.9          9.0           9.3      Bausch & Lomb, Michelin, Sara Lee


 Financial Services                        9.0          6.1           6.8      Chase, Fidelity Investments, First USA


 Manufacturing/Industrial                  7.1          9.0          14.1      Dow Chemical, Dow Corning, DuPont, FMC


 Other                                     7.7         13.3          16.4      Ford, NJ Transit, Walt Disney
                                         -----       ------        ------


 Totals                                  100.0%       100.0%        100.0%
                                         -----        -----         -----

PRODUCTS AND SERVICES

     The Company believes it enjoys advantages over competitors due to its ability to conduct predictive marketing research studies, which attempt to predict consumer, business or physician behavior in various alternative scenarios. The Company believes this is superior to more traditional market research, which is diagnostic in nature. The Company's principal proprietary predictive technologies and associated services include the following:

o TOTAL E-SURVEY(TM) is the Company's web service that combines the firm's advanced market research technologies and international expertise to provide a web-based data-collection capability.

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

GEOGRAPHIC LOCATIONS

         The Company's headquarters are located in Princeton, New Jersey. The Company has domestic offices in Minneapolis and Tampa as well as two offices in London, England.

         The Company has an agreement pursuant to which the Company authorizes Paradigma S.A. ("Paradigma") to use the name "Total Research Argentina".

         The Company has an alliance with Asia Marketing Intelligence ("AMI"), the largest independent data collection services firm in Asia, which enables the Company to offer full, comprehensive service for the Asian component of global studies.

INTERNATIONAL OPERATIONS

         In fiscal 2000, approximately 32% of the Company's revenues were attributable to projects that the Company conducts for its clients involving market research which is performed on a global basis. The Company has conducted research projects in Europe, South America, Canada, Africa, China, Japan, Australia and India. To engage in its international market research activities, the Company has expanded multi-lingual telephone interviewing facilities and developed a network of relationships (such as those with Paradigma and AMI) with market research organizations in essential locations around the world. These alliances enable the Company to maintain the quality and reliability of its data collection activities.

ORGANIZATIONAL STRUCTURE

         The Company currently operates five market research divisions.

         The Customer Loyalty Management division operates from offices in Princeton and Minneapolis. This division provides clients with an organized, controlled means of improving their operating results and marketplace performance through the effective use of information from customers and employees. Clients are primarily from the telecommunications, information technology, travel, and banking industries. The Customer Loyalty Division accounted for approximately 32% of the revenues generated by the Company in fiscal 2000.

         The Global Life Sciences ("GLS") division is international in nature, with staff in both the Princeton and London offices. The division conducts global market research in the pharmaceutical, health care, biotechnology and agricultural industries. GLS accounted for approximately 17% of the revenues generated by the Company in fiscal 2000.

         The Strategic Brand Research division operates from the Princeton and Minneapolis offices. The division conducts market research on a global basis in the consumer products/consumer packaging goods, information technology, automotive and telecommunications industries. This division accounted for approximately 24% of the revenues earned in fiscal 2000.

         The Strategic Marketing Services International ("SMS International") division operates from its London, England office. The SMS International division conducts market research mainly within Europe and Asia in the consumer products/consumer packaging goods, financial services, information technology, manufacturing/industrial and telecommunications industries. SMS International accounted for approximately 24% of the revenues earned by the Company in fiscal 2000.

         On May 12, 2000 the Company announced that it completed its acquisition of Romtec, a leading European Internet research and marketing services company. Since then, the Company has begun integrating Romtec's operations and marketing tactics into the Company's global efforts under the Total/Romtec brand. Total/Romtec provides marketing research, contact databases, direct marketing and tracking services for the IT and telecommunications industries. Total/Romtec also owns a majority share of a joint venture with German-based Gfk, which produces and markets IT sales tracking data. The acquisition of Total/Romtec provides the Company with a technology platform to expand its business-to-business Internet marketing research capabilities to a much larger global client base. Since the acquisition of Total/Romtec, a Princeton-based staff has been dedicated to introducing Romtec's services to US-based clients. Romtec accounted for approximately 3% of the revenues generated by the Company from the date of acquisition through June 30, 2000.

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

COMPETITION

         The market research industry is highly competitive and is characterized by a large number of relatively small organizations and a limited number of large full service organizations, many of which are believed to have financial resources greater than those of the Company. Management believes that it is currently one of the leading providers of market research and analysis services using advanced statistical techniques. In 2000, the Company was listed as the 20th largest US company, measured by revenues, in the marketing research industry by a leading industry publication. The Company's primary competitors include: Burke Marketing Services, Inc.; M/A/R/C, Inc.; Maritz, Market Facts, Inc.; National Analysts; Opinion Research Corporation; and Walker Research Incorporated.

         The Company believes that the principal competitive factors in today's marketing research marketplace are the quality and validity of data collection, effective uses of technology as well as the ability to efficiently design, execute and prepare reports on marketing research. The Company believes that the principal competitive factors for marketing research using advanced statistical techniques are the quality of its personnel and the Company's experience in developing and executing statistical marketing research. During economic downturns, the Company may experience increased competition for research budgets, which are often vulnerable to global corporate overhead reduction. The Company seeks to minimize the risk of revenue losses by serving multiple industries.

EMPLOYEES

         As of June 30, 2000, the Company employed 243 full-time employees. The Company uses approximately 400 part-time, hourly employees for data gathering and processing purposes. All employees are non-union. The Company believes that its relationship with its labor force is good.

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


ITEM 2.DESCRIPTION OF PROPERTY

         The Company's headquarters and principal United States operating facility is located in Princeton, New Jersey. As of June 30, 2000, the Company leased approximately 53,500 square feet of office space for its Princeton operations; the lease expires June 30, 2006. The Company is currently sub-leasing approximately 20,000 square feet of this space to third parties.

         The Company leases 6,083 square feet for a sales office in Minneapolis, Minnesota. The lease expires on April 30, 2004. The Company leases 13,529 square feet for a telephone data-collection facility in Tampa, Florida. The lease expires on December 31, 2004.

         In the United Kingdom, the Company leases 21,473 square feet for its Brentford, London office space. The lease expires October 31, 2010 with a tenant break clause at October 31, 2004. In addition to the Brentford facility, Romtec leases approximately 10,000 square feet of office space in Maidenhead, London. The lease expires in 2005.


ITEM 3.  LEGAL PROCEEDINGS

         As of June 30, 2000, there were no material legal actions or proceedings pending or, to the knowledge of the Company, threatened, to which the property of the Company was subject, or to which the Company was a party.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of fiscal 2000, no matters were submitted to a vote of security holders of the Company.

                                     PART II


ITEM 5.  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS


The Company's common stock trades on the Nasdaq National Market. The quarterly high and low bid prices of the Company's common stock, as reported by the Nasdaq National Market, from fiscal 1999 to date, were as follows:


                                            High             Low
                                            ----             ---

Fiscal 1999
     First Quarter                          $3.84           $2.50
     Second Quarter                          2.69            1.88
     Third Quarter                           3.38            2.38
     Fourth Quarter                          4.06            2.38


Fiscal 2000
     First Quarter                          $4.00           $3.13
     Second Quarter                          7.94            3.25
     Third Quarter                           7.63            5.00
     Fourth Quarter                          6.00            2.38


Fiscal 2001
     First Quarter (through September       $4.44           $2.69
     26,2000)



      The above listed quotes reflect inter-dealer prices without retail mark-up, mark-down or commissions and are not necessarily representative of actual transactions or of the true value of the Common Stock.

      As of September 19, 2000, the Company had 405 shareholders of record of its Common Stock. The Company has never declared a dividend and does not plan to do so in the near future.

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

ITEM 6.  SELECTED FINANCIAL DATA

                     SELECTED FINANCIAL DATA FOR YEARS ENDED
                     ---------------------------------------
                    JUNE 30, 2000, 1999, 1998, 1997 AND 1996
                    ----------------------------------------


The selected financial data as of June 30, 2000, 1999, 1998, 1997 and 1996 and for each of the years then ended has been derived from the audited consolidated financial statements of the Company. The selected financial data should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements of the Company and the notes thereto and the other financial information included in Item 14 of the Annual Report.

                                                                    Year Ended June 30,
                                          -------------------------------------------------------------------------
Statement of Income Data (000):                      2000           1999          1998         1997          1996
                                                     ----           ----          ----         ----          ----
Revenues                                         $   50,756       $ 41,562      $34,057      $ 29,443      $23,715
Direct costs                                         25,028         20,450       16,641        14,942       11,001

                                          -------------------------------------------------------------------------
Gross profit                                         25,728         21,112       17,416        14,501       12,714

Operating expenses                                   22,739         17,802       14,868        13,221       13,683

Unusual charges                                           -            320          723             -        1,101

                                          -------------------------------------------------------------------------
Income(loss) from operations                          2,989          2,990        1,825         1,280      (2,070)

Interest income                                         152            231           20         (202)        (342)

Other income, net                                         -              -           40            50           87

Minority Interest                                      (35)
                                          -------------------------------------------------------------------------
Income(loss) before income taxes                      3,106          3,221        1,885         1,128      (2,325)

Provision (benefit) for income taxes                  1,189          1,245          760           490        (842)

                                          -------------------------------------------------------------------------
Net income (loss)                                 $   1,917       $  1,976      $ 1,125        $  638    $ (1,483)
                                          =========================================================================
Net income(loss) per diluted share               $    0.14        $  0.16      $  0.10       $  0.06     $ (0.15)
                                          =========================================================================


                                                                          June 30,
                                          -------------------------------------------------------------------------
Balance Sheet Data (000):                            2000             1999        1998         1997          1996
                                                     ----             ----        ----         ----          ----
Working capital (deficiency)                      $   4,065       $  4,514       $  801     $ (1,151)     $  (163)
Total assets                                         35,119         21,717       15,469        12,948       13,155

Current portion of long-term debt                     3,438            282           19           215        2,142
Long-term obligation, less current
   portion                                            3,702
Stockholders' equity                              $  11,905       $  9,079      $ 5,077       $ 3,648      $ 2,821


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


                                                                              Year Ended June 30,
                                                        2000                          1999                       1998
                                                        ----                          ----                       ----
Revenues                                        $    50,756           100%     $  41,562       100.0%    $  34,057       100.0%
Direct costs                                                                      20,450                    16,641         48.9
                                                     25,028           49.3                       49.2
                                          --------------------------------------------------------------------------------------
         Gross profit                                                50.7%        21,112        50.8%       17,416        51.1%
                                                     25,728
Operating expenses                                                                17,802                    14,868         43.7
                                                     22,739           44.8                       42.8
Unusual costs                                                                        320                       723          2.1
                                                          -              -                        0.8
                                          --------------------------------------------------------------------------------------
Income from operations                                                5.9%         2,990         7.2%        1,825         5.3%
                                                      2,989
Interest income                                                                      231                        20          0.1
                                                        152            0.3                        0.6
Other income, net                                                                   -                           40          0.1
                                                          -              -                          -
Minority Interest                                      (35)          (0.1)             -            -            -            -
                                          --------------------------------------------------------------------------------------
Income before income taxes                                            6.1%         3,221         7.8%        1,885         5.5%
                                                      3,106
Provision for income taxes                                                         1,245                       760          2.2
                                                      1,189            2.3                        3.0
                                          --------------------------------------------------------------------------------------
Net  income                                      $    1,917           3.8%     $   1,976         4.8%     $  1,125         3.3%
                                          ======================================================================================

FISCAL YEAR ENDED JUNE 30, 2000 AS COMPARED TO FISCAL YEAR ENDED JUNE 30, 1999

         Revenues increased approximately 22.0 percent from fiscal 1999 to fiscal 2000. This is attributable to growth in the core business. Included in fiscal 2000 revenues are Romtec results for May and June.

         The gross profit increased from approximately $21,112,000 in fiscal 1999 to approximately $25,728,000 in fiscal 2000, an increase of $4,616,000. However, as a percentage of revenues, gross profit declined from 50.8 percent of revenues in fiscal 1999 to 50.7 percent of revenues in fiscal 2000. The gross profit was negatively impacted by two multi-million dollar projects that included large amounts of data collection and processing that occurred during the first six months of the fiscal year. It was also negatively impacted by a significant reduction in a large contract by a client late in the fourth quarter. The Company anticipates that this contract reduction will have an impact on revenues and profitability in the first and second quarters of fiscal 2001. Overall, the Company continues to generate gross profits of greater than 50 percent for most of its research projects.

         Operating costs increased from approximately $17,802,000 in fiscal 1999 to approximately $22,739,000 in fiscal 2000, or $4,937,000. As a percentage of revenues, operating costs increased from 42.8 percent in fiscal 1999 to 44.8 percent in fiscal 2000. The increase can be attributed to additional costs associated with increasing the capacity of its two centers, startup costs associated with Blinke, costs associated with developing new web products and services, additional marketing costs for new sales material as well as additional labor costs. Unusual costs recorded in 1999 and 1998 related to the transition agreement for key executives.

         Income from operations decreased as a percentage of revenues from 7.2 percent to 5.9 percent in fiscal 2000, or approximately ($1,000). The decrease is primarily attributable to the increase in operating costs from year to year.

         Interest income decreased from fiscal 1999 to fiscal 2000 by approximately ($79,000). This is the result of the interest paid on loans used to acquire Romtec and the Company's working capital facility offset by interest earned on higher cash balances held in the United States and by Romtec.

         The provision for income taxes decreased due to lower income before taxes, for the reasons stated above. The effective tax rate decreased from 38.6 percent in fiscal 1999 to 38.3 percent in fiscal 2000 primarily due to a higher percentage of income being earned overseas in lower tax rate jurisdictions.

         The Company defines backlog as the unearned portions of its existing contracts at each balance sheet date. At June 30, 2000, backlog was approximately $19,900,000 as compared to a backlog of approximately $18,100,000 at June 30, 1999. The $19,900,000 figure is the largest backlog figure in the Company's history. The amount of backlog at any time may not be indicative of intermediate or long-term trends in the Company's operations.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Company's cash and cash equivalents increased from approximately $5,203,000 in fiscal 1999 to $6,712,000 in fiscal 2000. The Company was able to generate approximately $1,793,000 from operating activities and $4,874,000 from financing activity; the majority of this is attributable to the borrowing necessary to complete the acquisition of Romtec. The Company utilized cash to invest in Romtec, software, equipment, leasehold improvements, and the buy-back of 76,250 shares of the Company's stock at a cost of ($285,000).

         At June 30, 2000, the Company's working capital decreased $449,000 to $4,065,000 from $4,514,000 at June 30, 1999, and the current ratio decreased from 1.38 in fiscal 1999 to 1.21 in fiscal 2000.

         The Company has a credit agreement with Summit Bank, located in Princeton, NJ. The credit agreement consists of two facilities with aggregate borrowing availability of up to $10 million. Facility "A" is a term loan and was designated for the acquisition of Romtec (acquired May 12, 2000), a wholly owned subsidiary of the Company, and is capped at $3,500,000. Monthly principal payments, plus interest, amount to $58,333 through the maturity date of March 31, 2005, when all unpaid principal and interest are due. Facility "B" is a line of credit and is designated for working capital purposes, and is capped at the difference between $10,000,000 less the balance of Facility "A". The interest rate for the entire credit agreement is prime plus one-half percent. The prime rate at June 30, 2000 was 9%. This credit agreement is scheduled to expire on March 31, 2005.

         In addition, the Company has a bank overdraft facility of (pound)400,000 (approximately $607,000 U.S. dollars) with Barclays Bank, its London bank. The borrowings are charged at a rate of 3 percent above the UK base Rate. At June 30, 2000 and 1999, borrowings were approximately (pound)0 and (pound)178,917 (approximately $280,000 U.S. dollars) against this overdraft facility.

RECENT TRENDS
-------------

         During this fiscal year, the Company completed the acquisition of Romtec. This acquisition is designed to achieve several strategic goals of the Company including expanding the Company's capabilities beyond marketing research into the broader marketing services arena. Romtec's use of e-panels for web surveys and development of marketers' contact databases begin to address these goals.

As the Company's core competencies make increasing use of technology for surveys, data delivery, and data analysis, the Company continues to invest in its technology and sales infrastructures. The investments include new web survey, Internet delivery technology, virtual private networks that provide clients with on-line data access and analysis, the building of e-panels, a variety of new IT syndicated products and the upgrading of its two telephone centers to be compatible with Internet delivery technology.

Impact of Inflation
-------------------

         Inflation had no material effect on the financial performance of the Company during fiscal 2000.



ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKETING RISK

The Company has two foreign operating subsidiaries whose financial statements are translated using the accounting policies described in Note 1 of the Notes to the Consolidated Financial Statements. The Company is subject to exposure from the risk of currency fluctuations as the value of the foreign currency fluctuates against the dollar. The Company does not believe that it is exposed to material foreign exchange market risk.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


The Consolidated Financial Statements and notes thereto are presented under Item 14 of this Report.



ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE


DISMISSAL OF FORMER ACCOUNTANT

Effective on October 22, 1998, the Company dismissed Amper, Politzimer & Mattia ("APM") as the Company's principal independent accountants. The decision to change independent accountants was recommended by the Audit Committee of the Company's Board of Directors.

The reports of APM on the Company's financial statements as of and for each of the fiscal years ended June 30, 1997 and 1998 did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles. In connection with audits of the financial statements of the Company for the years ended June 30, 1997 and 1998 and during the interim period through the date of APM's dismissal, there were no disagreements between the Company and APM on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures which, if not resolved to APM's satisfaction, would have caused APM to make reference to such matter in its reports. Further, during such periods, there were no events of the type required to be reported pursuant to Item 304(a)(1)(iv) of Regulation S-K.

ENGAGEMENT OF NEW ACCOUNTANT

On or about the date of the dismissal of APM, the Company appointed Ernst & Young as the Company's new independent accountants.

During the Company's two most recent fiscal years or any subsequent interim period prior to engaging Ernst & Young, neither the Company nor anyone on its behalf consulted Ernst & Young regarding (i) the application of accounting principles to any transaction; or the type of audit opinion that might be rendered on the Company's financial statements, or (ii) any matter that was either the subject of a disagreement or an event required to be reported pursuant to Item 304(a)(1)(iv) of Regulation S-K.

                                    PART III

     Information required under Items 10, 11, 12 and 13 is incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on December 8, 1999.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS OF FORM 8K


(a)      The following documents are filed as part of this report.

1.       Financial Statements                                                      Page Reference

         Reports of Independent Auditors.                                               F-1 - F-2

         Consolidated Balance Sheets as of June 30, 2000 and 1999.                       F-3

         Consolidated Statements of Income for the years ended
           June 30, 2000, 1999 and 1998.                                                 F-4

         Consolidated Statements of Stockholders' Equity for the years
           ended June 30, 2000, 1999 and 1998.                                           F-5

         Consolidated Statements of Cash Flows for the years ended
           June 30, 2000, 1999 and 1998.                                                 F-6

         Notes to Consolidated Financial Statements.                                     F-7

2.       Financial Statement Schedule

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

Exhibit No.    Description
-----------    -----------

2.1 Certificate of Merger dated February 17, 1987 (incorporated by reference by the 1999 Form 10-K);

2.2 Offer Letter, dated as of April 20, 2000 (incorporated by reference to Exhibit 2.1 to the Form 8-K);

2.3 Deed of Irrevocable Undertaking, dated as of April 13, 2000, by Russell Nathan (incorporated by reference to Exhibit 2.2 to the Form 8-K);

2.4 Deed of Warranties, dated as of April 13, 2000, by Russell Nathan (as Warrantor), Total Research Acquisitions Limited and Total Research Corporation (incorporated by reference to Exhibit 2.3 to the Form 8-K);

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

10.2           Total   Research    Corporation   Savings   &   Retirement   Plan
               (incorporated by reference to Exhibit 10.3 to the Form S-18);

10.3 Employment Agreement, dated January 2, 1997, between the Company and Terri Flanagan (incorporated by reference to Exhibit 1 of the 1997 Form 10-K);

10.4 Sublease, dated July 17, 1997, between the Company and Hexaware Technologies (incorporated by reference by the 1999 Form 10-K);

10.5 Employment Agreement, dated July 1, 1998, between the Company and Albert Angrisani (incorporated by reference by the 1999 Form 10-K);

10.6 Employment Agreement, dated January 1, 1999, between the Company and Patti Hoffman (incorporated by reference by the 1999 Form 10-K);

10.7 Employment Agreement, dated January 1, 1999, between the Company and Eric Zissman (incorporated by reference by the 1999 Form 10-K);

10.8 Employment Agreement, dated January 1, 1999, between the Company and Mark Nissenfeld (incorporated by reference by the 1999 Form 10-K);

10.9 Loan Agreement between Summit Bank and the Company dated January 1, 1999 (incorporated by reference by the 1999 Form 10-K).

10.10 1995 Stock Incentive Plan (incorporated by reference by the Form S-8, Registration No. 333-74635);

10.11 1986 Stock Incentive Plan (incorporated by reference by the Form S-8, Registration No. 333-74631);

21.1           List of Subsidiaries;

         --------

23.1           Consent of Ernst & Young LLP dated September 26, 2000

23.2           Consent of Amper, Politziner & Mattia dated September 27, 2000;

27             Financial Data Schedule (EDGAR only).

                           TOTAL RESEARCH CORPORATION
                                AND SUBSIDIARIES

                               For the Years Ended
                          June 30, 2000, 1999 and 1998



Reports of Independent Auditors                                              F-1

Consolidated Balance Sheets as of June 30, 2000 and 1999                     F-3

Consolidated Statements of Income for the Years Ended
June 30, 2000, 1999 and 1998                                                 F-4

Consolidated  Statements of Stockholders' Equity for the
Years Ended June 30, 2000, 1999 and 1998                                     F-5

Consolidated Statements of Cash Flows for the Years Ended
June 30, 2000, 1999 and 1998                                                 F-6

Notes to the Consolidated Financial Statements                               F-7

Schedules:

   Schedule II - Valuation and Qualifying Accounts                           S-1

                          REPORT OF INDEPENDENT AUDITOR




To the Board of Directors and
Stockholders of Total Research
Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of Total Research Corporation and Subsidiaries as of June 30, 2000 and 1999 and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 14A. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Total Research Corporation and Subsidiaries as of June 30, 2000 and 1999, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                     /s/ERNST & YOUNG, LLP

MetroPark, New Jersey
September 21, 2000

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and
Stockholders of Total Research
Corporation and Subsidiaries

We have audited the accompanying consolidated statements of operations, shareholders' equity, and cash flows for the year ended June 30, 1998 of Total Research Corporation and Subsidiary. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements, based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, as of June 30, 1998 and the results of their operations and their cash flows of Total Research corporation and Subsidiary for the year ended June 30, 1998 in conformity with generally accepted accounting principles.


/s/AMPER, POLITZINER & MATTIA, PC

September 21, 1998
Edison, New Jersey

                   TOTAL RESEARCH CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                    June 30,

                                                                                         2000            1999
                                                                                         ----            ----
Current assets
Cash and cash equivalents                                                               $ 6,711,882       $ 5,203,383
Accounts receivable, less allowance for                                                  10,373,705         7,068,199
 doubtful accounts of $182,340 and
 $110,000, at June 30, 2000 and 1999
Costs and estimated earnings in excess of                                                 3,170,375         3,248,270
 billings on uncompleted contracts
Deferred taxes                                                                              250,960           330,000
Prepaid expenses and other current assets                                                 2,582,053           585,262
                                                                                   ---------------------------------------
Total current assets                                                                     23,088,975        16,435,114

Fixed assets, less accumulated depreciation of $5,575,904 and $4,553,729,
respectively                                                                              4,258,360         2,609,152
Goodwill, net of accumulated amortization of $586,964 and $379,181, respectively          7,142,414         1,644,696
Deferred taxes                                                                                    0           264,000
Other assets                                                                                629,438           763,767
                                                                                   ---------------------------------------
                                                                                       $ 35,119,187      $ 21,716,729
                                                                                   =======================================
Liabilities and Stockholders' Equity

Current liabilities
Current maturities of long-term debt                                                   $  3,438,318        $  282,027
Accounts payable                                                                          4,594,780         4,038,566
Accrued expenses and other current liabilities                                            4,315,844         3,512,938
Billings in excess of costs and estimated earnings                                        6,200,373         3,373,665
Income taxes payable                                                                        474,586           714,059
                                                                                   ---------------------------------------
Total current liabilities                                                                19,023,901        11,921,255

Deferred taxes                                                                               52,396
Minority interest                                                                            65,558
Other long-term liabilities                                                                 369,376           716,605
Debt, less current maturities                                                             3,702,493
                                                                                   ---------------------------------------
                                                                                         23,213,724        12,637,860
                                                                                   ---------------------------------------
Stockholders' equity
Common stock authorized 50,000,000 shares
 .001 par value, 12,614,608 and 11,761,608 shares issued
 at June 30, 2000 and 1999                                                                   12,615            11,762
Additional paid-in capital                                                                7,644,929         6,627,782
Retained earnings                                                                         5,051,566         3,134,938
Accumulated other comprehensive income                                                     (128,146)          (35,925)
                                                                                   ---------------------------------------
                                                                                         12,580,964         9,738,557

Less: treasury stock, at cost                                                             (675,501)         (659,688)
                                                                                   ---------------------------------------
Total stockholders' equity                                                               11,905,463         9,078,869
                                                                                   ---------------------------------------

Total liabilities and stockholders' equity                                             $ 35,119,187      $ 21,716,729
                                                                                   =======================================
                 See notes to consolidated financial statements.

                                      F - 3

                   TOTAL RESEARCH CORPORATION AND SUBSIDIARIES
                        Consolidated Statements of Income
                               For the Years Ended
                                     June 30

                                                        2000              1999              1998
                                                        ----              ----              ----
Revenues                                              $ 50,755,769       $ 41,561,835     $ 34,057,084
Direct costs                                            25,028,136         20,450,287       16,641,169
                                                   ----------------------------------------------------

Gross profit                                            25,727,633         21,111,548       17,415,915

Operating expenses                                      22,738,922         17,801,453       14,868,072
Unusual charge                                                                320,000          723,000
                                                   ----------------------------------------------------

Income from operations                                   2,988,711          2,990,095        1,824,843

Interest income, net                                       152,128            230,462           20,424
Other income, net                                                                               40,000
Minority interest in income of subsidiaries               (34,775)
                                                   ----------------------------------------------------
Income before provision
  for income taxes                                       3,106,064          3,220,557        1,885,267

Provision for income taxes                               1,189,436          1,244,820          760,450
                                                   ----------------------------------------------------

Net income                                             $ 1,916,628       $  1,975,737      $ 1,124,817
                                                   ====================================================

Earnings per share
 Basic                                                   $    0.16         $     0.17        $    0.11
 Diluted                                                 $    0.14         $     0.16        $    0.10

Weighted average common shares
Outstanding        - Basic                              12,334,925         11,586,010       10,118,908
                   - Diluted                            13,579,232         12,693,423       11,704,804


                 See notes to consolidated financial statements.

                                TOTAL RESEARCH CORPORATION AND SUBSIDIARIES
                              Consolidated Statements of Stockholders' Equity

                                      Common Stock                                                   Treasury Stock
                                                                                                     --------------
                                                                        Accumulated
                                                          Additional       Other                                           Total
                            Shares                        Paid-in      Comprehensive    Retained                       Stockholders'
                            Issued           Amount       Capital          Income       Earnings   Shares   Amount        Equity
                            ------           ------       -------          ------       --------   ------   ------         ------

Balance-June 30, 1997       10,044,108      $10,044    $ 3,576,545        $27,095      $34,384          -    $      -   $3,648,068

Exercise of options            432,000          432        172,359              -            -     92,930    (287,717)    (114,926)

Tax benefit-exercise of              -                     424,000                                                         424,000
   options

Translation adjustment               -            -              -         (4,493)            -         -            -      (4,493)

    Net income                       -            -              -              -    1,124,817          -            -   1,124,817
                          ------------     --------   ------------       --------    ---------    -------    ---------   ----------

Balance - June 30, 1998     10,476,108       10,476      4,172,904         22,602    1,159,201     92,930    (287,717)   5,077,466
                          ------------     --------   ------------       --------    ---------    -------    ---------   ----------

Exercise of options            285,500          286        259,906              -            -     98,949    (371,971)    (111,779)

Tax benefit - exercise of
   options                           -            -        272,420              -            -          -            -     272,420

Shares issued to group of    1,000,000        1,000      1,922,552                                                       1,923,552
investors

Translation adjustment               -            -              -        (58,527)           -          -            -     (58,527)

    Net income                       -            -              -              -    1,975,737          -            -   1,975,737
                          ------------     --------   ------------       --------    ---------    -------    ---------   ----------
                                     -                           -                                      -            -

Balance-June 30, 1999       11,761,608       11,762      6,627,782        (35,925)   3,134,938    191,879    (659,688)   9,078,869
                          ------------     --------   ------------       --------    ---------    -------    ---------   ----------

Exercise of options            853,000          853        506,888              -            -      4,535     (15,813)     491,928

Tax benefit - exercise of            -            -
   options                                                 510,259              -            -                             510,259

Translation adjustment               -            -              -        (92,221)            -                       -    (92,221)

    Net income                                    -                             -    1,916,628                           1,916,628
                          ------------     --------   ------------       --------    ---------    -------    ---------   ----------
                                     -                           -                                      -            -

Balance-June 30, 2000       12,614,608     $ 12,615     $7,644,929    $  (128,146) $ 5,051,566    196,414   $(675,501) $11,905,463
                            ==========     ========     ==========    ===========  ===========    =======   ==========  ===========

                 See notes to consolidated financial statements.


                          TOTAL RESEARCH CORPORATION AND SUBSIDIARIES
                             Consolidated Statements of Cash Flows
                                 For the Years Ended June 30,
                                                           2000            1999            1998
                                                           ----            ----            ----

Net income                                                 $1,916,628      $1,975,737    $ 1,124,817

ADJUSTMENTS TO RECONCILE NET INCOME
 TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation                                                  859,853         776,371        588,937

Amortization                                                  346,358         343,250        237,844

Deferred income taxes                                         395,436          10,100        (93,320)
Minority interest in income of subsidiaries                    34,775
CHANGES IN OPERATING ASSETS AND LIABILITIES
   Accounts receivable                                    (3,305,506)        (616,654)    (1,349,949)
   Costs and estimated earnings in excess of
billings on uncompleted contracts                              77,895      (2,047,005)        39,587
   Prepaid expenses and other current assets              (1,996,791)         130,114       (147,591)
   Other assets                                              (85,490)        (463,103)         5,845
   Accounts payable                                           556,214         652,857      1,279,154
   Accrued expenses and other current liabilities             802,906         678,878        187,830
   Billings in excess of costs and estimated
      earnings                                              2,826,708         (20,880)      (492,827)
   Income taxes payable                                     (239,473)         420,888        126,697
   Other long-term liabilities                              (396,870)         232,398        205,189
                                                     ------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                   1,792,643       2,072,951      1,712,213
                                                     ------------------------------------------------
Cash flows from investing activities
Purchases of equipment and lease improvements             (2,509,061)     (1,274,609)      (383,221)
Acquisition of Romtec, net of cash acquired               (2,557,230)
                                                     ------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                     (5,066,290)     (1,274,609)      (383,221)
                                                     ------------------------------------------------

Cash flows from financing activities
Payments on bank borrowings                                 (398,693)         282,027      (214,575)
Payments under capital leases                                 70,873
Proceeds from bank borrowing                               4,200,000
Proceeds from issuance of common stock                       717,064        2,084,194       309,073
Purchase of treasury stock                                   285,123
                                                     ------------------------------------------------
Net cash provided by financing activities                  4,874,367        2,366,221        94,498
                                                     ------------------------------------------------

Effect of foreign exchange rate changes on cash              (92,221)         (58,527)       (4,493)
                                                     ------------------------------------------------

NET INCREASE IN CASH AND CASH
    EQUIVALENTS                                             1,508,499       3,106,036      1,418,997

Cash and cash equivalents - beginning of year               5,203,383       2,097,347        678,350

                                                     ------------------------------------------------
Cash and cash equivalents  - end of year                 $  6,711,882      $5,203,383    $ 2,097,347
                                                     ================================================

Supplemental disclosures of cash flow information
Income taxes paid                                        $  1,976,378       $ 493,310      $  54,750
Interest paid                                            $     80,309       $  43,789      $  17,759

Supplemental disclosure of non-cash financing
activity
Exchange of common stock as payment for  exercised        $    15,813       $ 371,971     $  287,717
stock options
Romtec seller notes                                       $ 3,057,477              --             --

                 See notes to consolidated financial statements.

                   TOTAL RESEARCH CORPORATION AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements

NOTE 1 - THE COMPANY
         -----------
         The Company performs marketing research and marketing services for various Fortune 100 companies in a broad spectrum of industries. For the year ended June 30, 2000, one customer accounted for 21% of total revenues of the Company. No single customer accounted for more than 10% of the Company's revenues and 10 percent of accounts receivable in the years ended June 30, 1999 and 1998.

         The Company services these clients through its U.S. locations in Princeton, NJ; Minneapolis, MN; Tampa, FL; and its overseas location, London, England.

NOTE 2  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
           ------------------------------------------

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

PRINCIPLES OF CONSOLIDATION
---------------------------

         The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of intercompany accounts and transactions.

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

FIXED ASSETS
------------

         Fixed assets are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets: three years for transportation equipment and software development and five to ten years for office equipment and furnishings. Leasehold improvements are amortized over the shorter of the economic lives or the underlying lease term.

DEFERRED RENT
-------------

         The excess of lease payments on a straight-line basis over the actual monthly payments is recorded as deferred rent, which will reverse in future periods. Included in other long-term assets is deferred rent of approximately $9,550, at June 30, 2000. Included in other long-term liabilities is deferred rent of approximately $25,500 and $484,000, at June 30, 2000 and 1999, respectively.

GOODWILL
--------

         Goodwill has been recorded in relation to the excess of the purchase price over the fair values of the identified assets acquired. The Company amortizes goodwill over 25 years. The carrying value of goodwill is evaluated periodically in relation to the operating performance and future undiscounted net cash flows of the underlying business. Investment adjustments will be recorded if the sum of expected future net cash flows is less than the carrying amount of the goodwill.

INCOME TAXES
------------

         The provision for income taxes includes Federal, foreign, state and local income taxes currently payable and receivable and those deferred because of temporary differences between the financial statement and tax basis of assets and liabilities. The unremitted earnings of the Company's foreign subsidiaries are considered to be permanently reinvested and are not expected to be remitted to the parent company. Calculation of any possible future tax liabilities is not practical.

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

EARNINGS PER SHARE
------------------

         Basic and diluted earnings per share are calculated in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share". All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement No. 128 requirements.

FOREIGN CURRENCY TRANSLATION
----------------------------

         Assets and liabilities of foreign subsidiaries, all of which are located in Europe, have been translated at current exchange rates and related revenues and expenses have been translated at average rates of exchange in effect during the year. Resulting cumulative translation adjustments have been recorded within other comprehensive income in accordance with FASB Statement No. 130 "Reporting Comprehensive Income".

Comprehensive income for the years ended June 30 consisted of:

                                           2000                         1999                         1998
                                           ----                         ----                         ----
Net income                               $1,916,628                     $1,975,737                 $1,124,817
Translation adjustment                     (92,221)                       (58,527)                    (4,493)
                                --------------------------------------------------------------------------------------
Comprehensive Income                     $1,824,407                     $1,917,210                 $1,120,324
                                ======================================================================================

NOTE 3.  ACQUISITION
         -----------

         In May of 2000, the Company acquired Romtec Plc and Subsidiary ("Romtec"), a European Internet research and marketing services company. The total acquisition price consisted of cash and notes amounting to a maximum of $7.2 million. The excess of the purchase price and direct acquisition costs over the fair value of the net assets acquired was calculated as follows (approximately):

                  Cash paid at closing               $4,100,000
                  Notes due to Seller (See Note 6)    3,100,000
                           Total Purchase Price                 $7,200,000
                  Fair value of net assets acquired              1,800,000
                                                                 ---------
                  Excess purchase price                          5,400,000
                  Direct acquisition costs                         200,000
                                                               -----------
                  Total goodwill                                 5,600,000
                                                               ===========

         The acquisition was accounted for as a purchase, and the operations of Romtec are included in the accompanying consolidated statements of income from the purchase date through June 30, 2000. The purchase price has been allocated to the assets acquired and liabilities assumed based on their fair values as of the acquisition date. Romtec plc has a 51% ownership interest in its subsidiary, Romtec gfk. The remaining 49% ownership interest is owned by an unrelated third party. The total amount of goodwill is being amortized on a straight-line basis over 25 years. In addition, the acquisition was completed through a newly formed, wholly-owned subsidiary, TRC Holdings, Inc.

         The following table presents the unaudited pro forma consolidated results of operations for the years ended June 30, 2000 and 1999 as if the above acquisition had occurred on July 1, 1998:

                                                    UNAUDITED
                                                    ---------
                                         2000                 1999
                                         ----                 ----
Sales                                   $56,741,000     $48,563,000
Net income                                2,118,000       2,035,000
Basic net income per share                 0.17               0.18
Diluted net income per share               0.16               0.16

         The pro forma amounts reflect amortization of the excess of purchase price over the net assets acquired and the related tax effect. The pro forma results are not necessarily indicative of the results of operations that would have occurred had the acquisition taken place at the beginning of the period presented nor are they intended to be indicative of results that may occur in the future.

NOTE 4 -          CONCENTRATION OF CASH BALANCE
                  -----------------------------

         At June 30, 2000, a cash balance of $4,966,788 is maintained in a bank account insured by the Federal Deposit Insurance Corporation (FDIC). This balance exceeds the insured amount of $100,000.

NOTE 5 -          FIXED ASSETS
                  ------------

Fixed assets consist of the following:
                                                           June 30,
                                               2000                  1999

  Office equipment and fixtures              $ 7,983,218         $ 6,421,768
  Software development                           894,111
  Leasehold improvements                         956,935             741,113
                                           -------------         -----------
                                               9,834,264           7,162,881
  Less: accumulated depreciation and
    amortization                               5,575,904           4,553,729
                                           --------------        -----------
                                             $ 4,258,360          $2,609,152
                                           ==============        ===========

Depreciation expense for the years ended June 30, 2000, 1999 and 1998 was approximately $860,000, $692,000 and $585,000, respectively. Amortization expense for the years ended June 30, 2000, 1999 and 1998 was approximately $229,000, $84,000 and $4,000, respectively.

NOTE  6 -  DEBT
           ----

Long-term debt consists of the following:

                                                     June 30
                                        2000              1999
                                        ----              ----

Summit Bank credit agreement
    Facility "A"                      $3,383,334
    Facility "B"                         700,000
Bank overdraft facility                                   $282,027
Note payable - Romtec acquisition      3,057,477
                                    ------------           -------
                                       7,140,811           282,027
Less current portion                   3,438,318           282,027
                                    ------------           -------
Long-term portion of debt             $3,702,493          $     -
                                    ============           =======

Maturities of debt are as follows:

Years ending June 30
--------------------

     2001                                       $3,438,318
     2002                                        1,719,159
     2003                                          700,000
     2004                                          700,000
     2005                                          583,334
                                               -----------
                                 Total          $7,140,811

         The Company has a credit agreement with Summit Bank, located in Princeton, NJ. The credit agreement consists of two facilities with aggregate borrowing availability of up to $10 million. Facility "A" is a term loan and was designated for the acquisition of Romtec (acquired May 12, 2000), a wholly owned subsidiary of the Company, and is capped at $3,500,000. Monthly principal payments, plus interest, amount to $58,333 through the maturity date of March 31, 2005. Facility "B" is a line of credit and is designated for working capital purposes, and is capped at the difference between $10 million less the balance of Facility "A". The interest rate for the entire credit agreement is

NOTE  6 -                  DEBT (cont'd)
                           ----

prime plus one-half percent. The prime rate as of June 30, 2000 was 9.0%. This credit agreement is scheduled to expire on March 31, 2005.

         As of June 30, 2000, the Company was in compliance with all the financial covenants.

         In addition, the Company has a bank overdraft facility of (pound)400,000 (approximately $607,320 U.S. dollars) with Barclays Bank, its London bank. The borrowings are charged at a rate of 3 percent above the UK base Rate. At June 30, 2000 and 1999, borrowings were approximately (pound)0 and (pound)178,917 (approximately $280,000 U.S. dollars) against this overdraft facility.

         In connection with the acquisition of Romtec as defined in Note 3, the Company has a note payable to the Seller in the total amount of $3,057,477. Of this amount, $2,038,318 is a guaranteed payment to be made on the first anniversary of the acquisition. This amount has been classified as current. The remaining amount of $1,019,159 is to be made on the second anniversary of the acquisition and may be adjusted should Romtec fall short of specified operating targets. The Company believes such operating targets will be met.

NOTE  7 -                  COMMITMENTS AND CONTINGENCIES
                           -----------------------------

OPERATING LEASES
----------------

The Company is committed under various leases for office space. In addition, the Company subleases a portion of its office premises. Approximate future minimum rental payments and sublease rentals under non-cancelable leases are as follows:

                                         For the Years Ending
                                             June 30,
                           Rental             Sublease
                          Payments            Rentals              Net
                          --------            -------              ---

2001                      2,132,351                            1,759,306
                                              373,045
2002                      2,152,173                            1,763,222
                                              388,951
2003                      1,885,634                            1,644,547
                                              241,087
2004                      1,781,023                            1,781,023
2005                      1,506,048                            1,506,048
Thereafter                1,170,681                            1,170,681
                       ----------------     -------------      -------------
Total minimum
Payments required       $10,627,910           $1,003,083      $9,624,827
                       ================     =============      =============

In addition to the above minimum rentals, the leases are subject to escalation clauses covering increases in real estate taxes and operating costs over the base year. The leases provide for renewal options for periods from two to ten years. Net rental expense charged to operations was approximately $1,732,000, $1,178,000 and $1,130,000 for the fiscal years ended June 30, 2000, 1999 and 1998, respectively.

EMPLOYMENT AGREEMENTS
---------------------

The Company has entered into employment agreements with key management personnel. These agreements expire at different times through June 30, 2001. They contain provisions for future base salaries through this date that total $907,000. There is also a bonus arrangement for up to 20 percent of the base salary if individual goals are met. In addition, key management will be eligible for an excess bonus if such goals are exceeded.

On July 1, 1998, the Company entered into an employment agreement with an officer of the Company, providing, among other things, for the employment by the Company of the officer for a term of three years, effective immediately. Included in other assets as of June 30, 2000 is a non-collateralized loan receivable, with interest at the IRS rate of 7% at June 30, 2000, from this officer amounting to $300,000 which is due June 30, 2001.

NOTE  7 -                  COMMITMENTS AND CONTINGENCIES (cont'd)
                           -----------------------------

In fiscal 1998 the Company entered into an employment transition agreement with the former Chairman of the Board and Chief Executive Officer, who now holds the position of Chairman Emeritus and retains a seat on the Company's Board of Directors. The agreement ends on June 30, 2001 and sets forth the total compensation of $723,000 and is included in the income statement as an unusual cost.

In addition, in fiscal 1999 the Company entered into transition agreements with two former employees and directors of the Company. The agreements end on June 30, 2001 and provide for total compensation of $320,000 and is included in the income statement as an unusual cost.

NOTE 8 -                   INCOME TAXES
                           ------------

Deferred tax attributes resulting from differences between financial accounting amounts and tax basis of assets and liabilities at June 30 are as follows:

       Current assets and (liabilities)              2000            1999
                                                     ----            ----

       Allowance for doubtful accounts                 $ 38,351       $ 43,000
       Accrued vacation                                 190,931        148,000
       Retirement plans                                       -         83,000
       Accrued expenses                                  32,626         26,000
       Other                                           (10,948)         30,000
                                                -------------------------------
       Total current deferred tax asset                $250,960       $330,000
                                                ===============================

       Non-current assets and (liabilities)
       Depreciation                                  $(253,302)     $(198,000)
       Deferred rental obligation                       (6,339)        172,000
       Capitalized market research products              64,917         84,000
       Transition agreement                             129,044        212,000
       Other                                             13,284        (6,000)
                                                -------------------------------
       Total non-current deferred tax asset
       (liability)                                     $(52,396)       $264,000
                                                ===============================

The Company has a history of operating earnings. Although recognition is not assured, management has determined that the future operating income of the Company will more likely than not be sufficient to recognize fully these net deferred tax assets. As a result, no valuation allowance has been provided for either year.

The sources of income before income taxes for the year ended June 30 is as follows:

                            2000           1999          1998
                            ----           ----          ----
 United States            $  2,398,620   $ 2,422,613   $ 1,144,775
 United Kingdom                707,444       797,944       740,492
                      ---------------------------------------------
 Total                    $  3,106,064   $ 3,220,557   $ 1,885,267
                      =============================================

The components of the provision for income taxes for the years ended June 30 are as follows:

   Current expense
                                     2000            1999          1998
                                     ----            ----          ----
   Federal                            $ 469,762     $  866,768    $ 601,320
   State                                135,427        138,095            -
   United Kingdom                       188,811        229,886      252,450
                                --------------------------------------------
                                        794,000      1,234,749      853,770
   Deferred expense (benefit)
   Federal                              310,424         10,071     (93,320)
   State                                 71,264
   Foreign                               13,748
                                --------------------------------------------
                                     $1,189,436     $1,244,820    $760,450
                                ============================================


Reconciliation of the tax provision computed at the U.S. statutory tax rate to the income tax provided for the years ended June 30 is as follows:

                                          2000            1999          1998
                                          ----            ----          ----

 Computed provision at the statutory rate $1,056,052    $ 1,055,508    $ 641,000
 Permanent differences                        13,013         39,967       33,000
 International rate differences             (25,528)         12,707          450
 State income tax, net                       136,416        136,638       69,000
 Other                                         9,483                      17,000
                                          --------------------------------------
 Income tax provision                     $1,189,436    $ 1,244,820    $ 760,450
                                          ======================================

Included in other assets at June 30, 2000 are prepaid taxes of $1,504,000.

NOTE  9 -                  EMPLOYEE BENEFITS AND DEFERRED COMPENSATION
                           -------------------------------------------

The  Company  maintains  a  401(k)  Savings  Plan  for  the  benefit  of all its employees. The 401(k) Savings Plan is funded through the Company's and participating employees' contributions and generally provides that employees may contribute, through payroll reductions, from 1% to 15% of their compensation. The Company has, in the past, made a matching contribution in an amount equal to 50% of each participating employee's elective contribution up to 6% of the participating employee's compensation. Company contributions charged to operating expense were approximately $498,000, $205,000 and $195,000 for fiscal years ended June 30, 2000, 1999 and 1998, respectively.

NOTE  10 -                 ACCRUED EXPENSES
                           ----------------

The following is a summary of the items that comprise the accrued expenses and other current liabilities at June 30:

                                                 2000           1999
                                                 ----           ----

  Bonus and other payroll accruals                2,050,756     1,966,181
  Vacation accrual                                  480,426       392,568
  Accrued project direct costs                    1,232,784       200,000
  Accrued transition agreements                     324,704       737,613
  Other                                             227,174       216,576
                                           -------------------------------
                                                $ 4,315,844   $ 3,512,938
                                           ===============================

NOTE  11 -        STOCK OPTION PLANS
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

The 1995 Stock Incentive Plan authorizes the Company to issue 2,500,000 options to existing and future Officers, Directors, Employees and Consultants of the Company. Incentive Stock Options or Non-Statutory Stock Options become exercisable immediately and may be issued for a term of no more than ten years from the date of grant, at an option price not less than 100% of the fair market value of the Company's common stock at the date of grant. In addition, any non-employee director and/or advisory board director shall be automatically granted an option to purchase 10,000 shares of common stock for each year that such person serves as a director. However, such options shall vest 33-1/3% for each twelve months of continuous service until fully vested.

Pro forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for all options was estimated at the date of grant using the Black-Scholes option "pricing model with the following weighted-average assumptions for June 30, 2000, 1999 and 1998, respectively: risk-free interest rates of 5.68%, 5.20% and 5.72%; dividend yields of 0%, 0% and 0%; volatility factors of the expected market price of the Company's common stock of .78 , .76 and .75; and a weighted average expected life of the option of 7 years.

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

                                                          June 30,
                                     2000            1999                1998
                                     ----            ----                ----
Pro forma net income               $1,340,972      $1,640,445        $ 817,563

Pro forma income per share
                     Basic               0.11            0.14             0.08
                     Diluted             0.10            0.13             0.07

Pro forma compensation expense arising from stock options was $575,656, $335,292 and $512,090 for the years ended June 30, 2000, 1999 and 1998, respectively.

NOTE  11 -        STOCK OPTION PLANS (CONT'D)

A summary of the Company's stock option activity, and related information for the years ended June 30, follows:

                                     2000                            1999                            1998
                        ------------------------------- ------------------------------- -------------------------------
                                         Weighted -                      Weighted -                      Weighted -
                           Options         Average        Options         Average         Options         Average
                            (000)      Exercise Price      (000)       Exercise Price      (000)       Exercise Price
                            -----      --------------      -----       --------------      -----       --------------

Outstanding          -
Beginning of Year             4,144            $1.56          3,001             $ 1.04         3,123             $0.78
   Granted                        -                -          1,429               2.50           330              2.38
   Exercised                  (853)           (0.96)          (286)             (1.07)         (431)            (0.43)
   Forfeited                      0                0              0                  0          (21)            (0.86)
                                  -                -              -                  -          ----            ------
Outstanding  - end  of
year                          3,291            $1.76          4,144              $1.56         3,001             $1.04
                              =====            =====          =====              =====         =====             =====
Exercisable  - end  of
year                          1,929            $1.37            876              $1.85         1,209             $1.32


Weighted-average fair
value of options granted
 during the year:                                  -                             $1.61                           $1.55

Following is a summary of the status of stock options outstanding at June 30, 2000:

                                                Outstanding Options                     Exercisable Options
                                                -------------------                     -------------------
                                             Weighted             Weighted                              Weighted
                                               Average          Average                                  Average
 Exercise Price                              Remaining        Exercise Price                          Exercise Price
    Range                     Number      Contractual Life                               Number
----------------------- ---------------- ------------------- ------------------ ------------------- ---------------------
$  .00 - $  .99             1,165,000         1.3 years             $0.80            1,076,000               $0.81
$1.00 - $1.99                 262,000         1.3 years             $1.09              252,000               $1.10
$2.00 - $2.99               1,764,000         7.8 years             $2.38              568,000               $2.42
$3.00 - $3.99                 100,000         8.9 years             $3.81               33,000               $3.81

The Company received 4,535, 98,949 and 92,300 shares of its own Common Stock with a fair market value of $15,813, $371,971 and $287,717 in connection with the exercise of certain stock options during fiscal years 2000, 1999 and 1998, respectively.

NOTE 12  -        GEOGRAPHIC SEGMENT INFORMATION
                  ------------------------------

The Company identifies its segments based on the Company's geographic locations and industries in which the Company operates. The Company currently has two reportable segments: US Market Research and UK Market Research. There were no significant inter-segment events which materially affected the financial statements. The Company measures segment profits based on income before income taxes. Information on segments and reconciliation to consolidated totals for the years ended June 30 (in thousands) are as follows:

           ---------------------------------------

           Year ended June 30, 2000:        US Market  UK Market       Total
                                             Research   Research      Segments

           Revenues                          $34,523   $  16,233     $ 50,756

           Depreciation and amortization         967         239        1,206

           Operating income                    2,116         873        2,989

           Interest income (expense)             228         (76)         152

           Income before income taxes          2,344         762        3,106

           Total assets                       25,578       9,541       35,119

           Capital expenditures                1,543         966         2509

           Year ended June 30, 1999:

           Revenues                          $28,990   $  12,572    $  41,562

           Depreciation and amortization         902         218        1,120

           Unusual charge                        320           -          320

           Operating income                    1,715         842        2,990

           Interest income (expense)             274         (44)         230

           Income before income taxes          2,423         798        3,221

           Total assets                       14,783       6,934       21,717

           Capital expenditures                  414         861        1,275

           Year ended June 30, 1998:

           Revenues                          $23,319   $  10,738    $  34,057

           Depreciation and amortization         639         188          827

           Unusual charge                        723           -          723

           Operating income                      980         845        1,825

           Interest income (expense)             124        (104)          20

           Other Income                           40           -           40

           Income before income taxes          1,145          740        1,885

           Total assets                        9,718        5,751       15,469

           Capital expenditures                  110          273          383

NOTE 13 -         STOCKHOLDERS' EQUITY
                  --------------------

         On July 1, 1998, the Company closed an agreement with a number of investors, pursuant to which, among other things, the Investors purchased an aggregate of 1,000,000 shares of the Company's Common Stock at a price of $2.25 per share, and the Company issued options, exercisable at any time within five(5) years from the issuance thereof, to purchase an aggregate of 250,000 shares of the Company's Common Stock at an exercise price of $2.25 per share.

         The Purchase Agreement includes a provision whereby the Investors will, on a best efforts basis, assist the Company in obtaining up to $25,000,000 in debt or equity financing for acquisitions or other projects approved by the Board of Directors of the Company.

         On June 30, 1999, the Company's Board of Directors authorized the Company to repurchase from time to time over the next two years in open market transactions or otherwise up to one million shares of the Company's common stock. For the year ended June 30, 2000, the Company has repurchased 76,250 shares at a cost of $285,000, which were immediately retired.

NOTE 14 -         IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
                  ----------------------------------------------

         In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 (SOP "98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 establishes standards for recording the costs of software for internal use. SOP 98-1 indicated that certain costs incurred in the development or purchase of software designated for internal use should be capitalized. All other associated costs should be expensed. The Company has adopted SOP 98-1 in fiscal year ended June 30, 2000. Adoption of this statement has not had a material effect on the Company's financial position or results of operations.

         In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 will be effective for the Company's fiscal year ending June 30, 2001. Management believes that this Statement will not have a significant impact on the Company.

         In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (SAB) No. 101 Revenue Recognition in Financial Statements. The SAB spells out four basic criteria that must be met before registrants an record revenue. In addition, the SAB also provides guidance on the disclosures (both in footnotes and in Management's Discussion and Analysis of Financial Condition and Results of Operatoins) registrants should make about their revenue recognition policies and the impact of events and trends on revenue. The SAB states that all registrants are expected to apply the accounting and disclosures described in it no later than the fourth fiscal quarter of the fiscal year beginning after December 15, 1999. Management is currently evaluating the impact of SAB No. 101 on the Company's financial condition and results of operations.

NOTE 15 -         QUARTERLY RESULTS OF OPERATIONS
                  -------------------------------

The following table presents summarized quarterly results for 2000:

                                               (unaudited)
                       -------------  ------------ ---------------- ------------
                          First        Second           Third           Fourth
                       -------------  ------------ ---------------- ------------
Revenues                    $13,791     $12,112          $10,273         $14,580
Gross profit                  6,860       5,222(1)         5,344           8,302
Net income                      625         646              413             233
Basic net income per
   share                        .05         .05              .03             .03
Diluted net income per
   share                        .05         .05              .03             .03

(1) Gross profit was reduced by two multi-million dollar projects that included a large amount of data collection and processing costs.

The following table presents summarized quarterly results for 1999:

                                              (unaudited)
                      ------------- --------------- -------------- -------------
                         First          Second         Third         Fourth
                      ------------- --------------- -------------- -------------
Revenues                   $10,069          $9,626         $9,969       $11,898
Gross profit                 5,116           4,713          5,158         6,125
Net income                     521             539            511           405
Basic net income per           .05             .05            .04           .03
   share
Diluted net income per         .04             .04            .04           .04
   share

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   _________________________



                                            TOTAL RESEARCH CORPORATION


                                            By:/s/Albert Angrisani
                                               ---------------------------------
                                               Albert Angrisani, Chief Executive
                                               Officer

In accordance with Section 13 or 15 (d) of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                            TOTAL RESEARCH CORPORATION

Dated:   September 28, 2000                 By:/s/David Brodsky
                                               ---------------------------------
                                               DAVID BRODSKY, Chairman of the
                                               Board of Directors

Dated:   September 28, 2000                 By:/s/Albert Angrisani
                                               ---------------------------------
                                               ALBERT ANGRISANI, Chief Executive
                                               Officer (principal executive
                                               officer), Director

Dated:   September 28, 2000                 By:/s/Matthew Kirby
                                               ---------------------------------
                                               MATTHEW KIRBY, Acting Chief
                                               Financial Officer and Acting
                                               Chief Accounting Officer

Dated:   September 28, 2000                 By:/s/Howard Shecter
                                               ---------------------------------
                                               HOWARD SHECTER, Director

Dated:   September 28, 2000                 By:/s/George Lindemann
                                               ---------------------------------
                                               GEORGE LINDEMANN, Director

Dated:   September 28, 2000                 By:/s/Jack Freeman
                                               ---------------------------------
                                               JACK FREEMAN, Director

Dated:   September 28, 2000                 By:/s/J. Edward Shrawder
                                               ---------------------------------
                                               J. EDWARD SHRAWDER, Director

Dated:   September 28, 2000                 By:/s/Lorin Zissman
                                               ---------------------------------
                                               LORIN ZISSMAN, Director

                 Schedule II - Valuation and Qualifying Accounts
                   TOTAL RESEARCH CORPORATION AND SUBSIDIARIES

Rule 12-09.    Valuation and Qualifying Accounts

                             Balance at Charged to
                             Beginning  Costs and      Deductions  Balance at
Description                  of Period  Expenses, net  Describe    End of period
-----------                  ---------  -------------  --------    -------------

YEAR ENDED JUNE 30, 2000:

Allowance for uncollectible
  accounts                    $110,000  $  85,340     $ 13,000(1)       $182,340

YEAR ENDED JUNE 30, 1999:

Allowance for uncollectible
  accounts                    $110,000          -               -       $110,000

YEAR ENDED JUNE 30, 1998:

Allowance for uncollectible
  accounts                    $110,000          -               -       $110,000


(1) Write offs of fully reserved bad debts.