Form 10-Q
period 2000-09-30
TOTAL RESEARCH CORP
filed 2000-11-14
CIK 803058

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000.

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

At November 13, 2000, the Registrant had 12,747,753 shares of Common Stock, outstanding.

                                     INDEX

                           TOTAL RESEARCH CORPORATION

Part I. Financial Information

         Item 1.  Financial Statements (Unaudited)

                  Condensed   Consolidated   Balance  Sheets-  June 30, 2000 and
                  September 30, 2000

                  Condensed  Consolidated   Statements  of  Income- Three months
                  ended September 30, 2000 and 1999

                  Condensed   Consolidated    Statements  of  Cash Flows - Three
                  months ended September 30, 2000 and 1999

                  Notes  to   Condensed   Consolidated   Financial  Statements -
                  September 30, 2000

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

Signatures

                          PART I. FINANCIAL STATEMENTS.

                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                           TOTAL RESEARCH CORPORATION
                           --------------------------
                           CONSOLIDATED BALANCE SHEETS

                                                                                    SEPTEMBER 30,           JUNE 30,
                                                                                        2000              2000
                                                                                   (UNAUDITED)             (AUDITED)
                                                                                   -----------             ---------
  Current assets
  Cash and cash equivalents.....................................................    $6,842,566       $   6,711,882
  Accounts receivable, less allowance for doubtful accounts
    of $173,000 at September 30, 2000 and $182,000 at June 30, 2000.............     9,536,163          10,373,705
  Cost and estimated earnings in excess of billings on
    uncompleted contracts.......................................................     3,196,910           3,170,375
  Deferred taxes................................................................       244,412             250,960
  Prepaid expenses and other current assets.....................................     2,398,015           2,582,053
                                                                                   -----------        ------------
  Total current assets                                                              22,218,066          23,088,975

Fixed assets, less accumulated depreciation of $5,797,068 and
  $5,575,904, respectively......................................................     4,212,149           4,258,360
Goodwill, net of accumulated amortization of $664,859 and
   $586,964, respectively.......................................................     7,030,063           7,142,414
Other assets....................................................................       610,549             629,438
                                                                                   -----------        ------------

                                                                                   $34,070,827         $35,119,187
                                                                                   ===========        ============

                                                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Current maturities of long-term debt..........................................    $3,541,642         $ 3,438,318
  Accounts payable..............................................................     4,473,622           4,594,780
  Accrued expenses and other current liabilities................................     4,480,197           4,315,844
  Billings in excess of costs and estimated earnings............................     4,492,506           6,200,373
  Income taxes payable..........................................................       333,942             474,586
                                                                                   -----------        ------------
  Total current liabilities                                                         17,321,909          19,023,901

  Deferred taxes................................................................       104,148              52,396
  Minority interest.............................................................        69,729              65,558
  Other long-term liabilities...................................................       331,419             369,376
  Debt, less current maturities.................................................     3,490,976           3,702,493
                                                                                   -----------        ------------
                                                                                    21,318,181          23,213,724
                                                                                   -----------        ------------
Stockholders' equity
  Common  stock-authorized   20,000,000  shares  $.001  par  value,  per  share,
    12,955,553 issued at September 30, 2000 and 12,614,609
    at June 30, 2000............................................................        12,956              12,615
  Additional paid-in capital....................................................     8,330,757           7,644,929
  Retained earnings.............................................................     5,555,754           5,051,566
  Accumulated other comprehensive income........................................      (293,242)           (128,146)
                                                                                   -----------         -----------
                                                                                    13,606,225          12,580,964
  Less:  Treasury stock, at cost................................................      (853,579)           (675,501)
                                                                                   -----------         -----------
     Total stockholders' equity.................................................    12,752,646          11,905,463
                                                                                   -----------         -----------
Total liabilities and stockholders' equity......................................   $34,070,827         $35,119,187
                                                                                   ===========         ===========

                           TOTAL RESEARCH CORPORATION
                  CONSOLIDATED (UNAUDITED) STATEMENTS OF INCOME


                                                  Three Months Ended
                                                  ------------------

                                     September 30,         September 30,
                                          2000                   1999
                                     ----------------      ----------------

Revenues............................   $14,029,774              $13,790,950
Direct costs.........................    7,068,821                6,930,847
                                     -------------           --------------
Gross profit.........................    6,960,953                6,860,103

Operating expenses...................    6,097,446                5,899,716
                                     -------------            -------------
Income from operations...............      863,507                  960,387

Interest income, net.................        6,912                   46,877
Minority interest....................     (40,470)                        0
                                     -------------            -------------
Income before taxes..................      829,949                1,007,264

Provision for income taxes...........      325,761                  382,626
                                     -------------            -------------
Net income...........................$     504,188            $     624,638
                                     =============            =============

Earnings per share
    Basic............................$        0.04            $        0.05
    Diluted..........................$        0.04            $        0.05

Weighted average common shares
    Outstanding - Basic..............   12,596,591               11,918,399
                - Diluted............   13,405,157               13,190,519

                           TOTAL RESEARCH CORPORATION
                CONSOLIDATED (UNAUDITED) STATEMENTS OF CASH FLOWS

                                                                  Three Months Ended
                                                                  ------------------

                                                            September 30,        September 30,
                                                                 2000                  1999
                                                            ---------------      -------------


Net cash provided by operating activities.................    $  171,841            $118,771
                                                             -----------         -----------

Cash flows from investing activities:
  Purchases of equipment..................................      (142,450)           (219,534)
                                                                ---------      -------------

Cash flows from financing activities:
Payments on bank borrowings...............................     (175,000)                   -
Payments on capital leases................................      (70,873)                   -
Proceeds from bank borrowings.............................             -               5,514
Proceeds from issuance of common stock....................       512,262             197,376
Purchase of treasury stock................................             -            (188,195)
                                                             -----------         ------------
Net cash provided by financing activities.................       266,389              14,695
                                                             -----------         -----------

Effect of exchange rate changes on cash...................     (165,096)              50,661
                                                             -----------         -----------

Net increase (decrease) in cash and cash equivalents......       130,684             (35,407)

Cash and cash equivalents at beginning of period..........     6,711,882           5,203,383
                                                               ---------         -----------

Cash and cash equivalents at end of period................    $6,842,566         $ 5,167,976
                                                              ==========         ===========

Supplemental disclosures of cash flow information:
     Interest Paid........................................    $  100,171         $         -


                           TOTAL RESEARCH CORPORATION
                           --------------------------

              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
              ----------------------------------------------------

                               SEPTEMBER 30, 2000
                               ------------------


NOTE 1 - BASIS OF PRESENTATION

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001.

The Consolidated Balance Sheet at June 30, 2000 has been derived from the audited Financial Statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete Financial Statements.

For further information, refer to the Consolidated Financial Statements and Footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

NOTE 2 - SEGMENT INFORMATION

    The Company operates in one principal industry segment: marketing research services. Geographic financial information for the quarters ended September 30 (in 000's) is as follows:

                                                   2000                  1999
                                               ----------             ---------

      Revenues
         --- United States...............       $ 8,324               $10,010
         --- Europe......................         5,706                 3,781
                                                -------               -------
     Totals  ............................       $14,030               $13,791
                                                =======               =======

      Operating Income...................
         --- United States...............           597                   850
         --- Europe......................           267                   110
                                                -------               -------
     Totals  ...........................        $   864               $   960
                                                =======               =======

ITEM 2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
          ----------------------------------------------------------------------
          RESULTS OF OPERATIONS.
          ---------------------

RESULTS OF OPERATIONS

         The Company is a full-service consultative marketing research corporation that provides marketing research and information to assist its clients with the pricing and positioning of new or existing products, customer loyalty measurements, brand equity issues and other marketing concerns. The Company operates as one business segment. It services its clients through its five divisions (Customer Loyalty Management, Global Life Sciences, Strategic Brand Research, Strategic Marketing Services-International, and Total/Romtec), each of which has specific industry and/or product expertise.

         The following table sets forth, for the periods indicated, certain historical income statement data as a percentage of gross revenues.

STATEMENT OF INCOME DATA:
(Expressed as a percentage of revenues)
                                                        September 30,
                                                        -------------
                                                    2000            1999
                                                    ----            ----

Revenues                                          100.0%        100.0%
Direct costs                                       50.4%         50.2%
                                                  ------        ------
Gross profit                                       49.6%         49.8%
Operating expenses                                 43.4%         42.8%
                                                  ------        ------
Income from operations                              6.2%          7.0%
Interest income                                       0%          0.3%
Minority interest                                  (0.3)%           0%
                                                  ------        ------
Income before income taxes                          5.9%          7.3%
Provision for income taxes                          2.3%          2.8%
                                                  ------        ------
Net income                                          3.6%          4.5%


RESULT OF  OPERATIONS - FIRST  QUARTER  FISCAL 2001 AS COMPARED TO FIRST QUARTER
--------------------------------------------------------------------------------
FISCAL 2000.
-----------

Revenues increased approximately two percent from the first quarter of fiscal 2000 to the first quarter of fiscal 2001. Revenues from UK operations (Strategic Marketing Services - International and Total/Romtec) increased approximately 50 percent over the same period last year. The increase

RESULT OF  OPERATIONS - FIRST  QUARTER  FISCAL 2001 AS COMPARED TO FIRST QUARTER
--------------------------------------------------------------------------------
FISCAL 2000.
-----------
(CONT'D)

was mainly attributable to the May 2000 acquisition of Romtec. Revenues from the Strategic Brand Research division increased approximately 13 percent, as the division conducted more work for new clients. The Global Life Sciences division revenues decreased approximately 21 percent as less work was performed for existing clients. The Customer Loyalty Management division revenues decreased approximately 28 percent in light of a previously announced contract reduction by one client.

Gross profit increased from approximately $6,860,000 in the first quarter of fiscal 2000 to approximately $6,961,000 in the first quarter of fiscal 2001, an increase of approximately $101,000. As a percentage of revenues, gross profit of the Company decreased slightly from 49.8 percent of revenues in the first quarter of fiscal 2000 to 49.6 percent of revenues in the first quarter of fiscal 2001, as a result of changes in the Company's product mix.

Operating costs increased from approximately $5,900,000 in the first quarter of fiscal 2000 to approximately $6,097,000 in the first quarter of fiscal 2001, an increase of approximately $197,000. Comparative quarterly cost increases resulted from the acquisition of Romtec, salary increases, and increased depreciation and amortization expenses, which relate to fiscal 2000 investments in calling centers, IT hardware and software development. Cost savings were effected in employee training, marketing costs, long distance telephone charges and maintenance and supplies. Operating costs as a percentage of revenues increased from 42.8 percent in the first quarter of fiscal 2000 to 43.4 percent in fiscal 2001.

Income from operations decreased from approximately $960,000 in the first quarter of fiscal 2000 to approximately $864,000 in the first quarter of fiscal 2001, a decrease of approximately $96,000. As a result and for reasons explained above, income from operations decreased as a percentage of revenues from 7.0 percent in the first quarter of fiscal 2000 to 6.2 percent in the first quarter of fiscal 2001.

Interest income, net of expense, decreased from approximately $47,000 in the first quarter of fiscal 2000 to approximately $7,000 in the first quarter of fiscal 2001, a result of the debt service requirements related to the Romtec acquisition of May 2000.

There were no minority interests related to the Company's operations during the first quarter of fiscal 2000. During the first quarter of fiscal 2001, a minority interest in a joint venture of Total/Romtec was credited with approximately $40,000 as its share of the income of the joint venture.

The provision for income taxes for the first quarter of fiscal 2001 decreased approximately $57,000, to approximately $326,000, from the first quarter of fiscal 2000 mainly due the decreased income. Overall, the Company decreased its net income from approximately $625,000 in the first quarter of fiscal 2000 to approximately $504,000 in the first quarter of fiscal 2001. As a percentage of

RESULT OF  OPERATIONS - FIRST  QUARTER  FISCAL 2001 AS COMPARED TO FIRST QUARTER
--------------------------------------------------------------------------------
FISCAL 2000.
-----------
(CONT'D)

revenues, net income decreased from 4.5 percent in the first quarter of fiscal 2000 to 3.6 percent in the first quarter of fiscal 2001.

The Company defines backlog as the unearned portions of its existing contracts at each balance sheet date. At September 30, 2000, backlog was approximately $17,543,000 as compared to a backlog of approximately $14,500,000 at September 30, 1999. The amount of backlog at any time may not be indicative of intermediate or long-term trends in the Company's operations.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2000 the Company's working capital increased approximately $831,000 to approximately $4,896,000 from approximately $4,065,000 at June 30, 2000, and the current ratio increased to 1.28 from 1.21. The increase in working capital is mainly attributable to lower "billings in excess of cost and estimated earnings", which is partially offset by lower accounts receivable balances.

         The Company's cash balances increased slightly to approximately $6,843,000 at September 30, 2000 from approximately $6,712,000 at June 30, 2000.
The increase is attributable to profitability, lower accounts receivable balances and proceeds from the exercise of stock options. The increase was partially offset by a reduction in "billings in excess of costs and estimated earnings".

         For the three-month period ended September 30, 2000, the Company generated cash from operations of approximately $172,000. During the first quarter of fiscal 2001 the Company purchased approximately $142,000 in capital assets, reduced its bank borrowings by approximately $175,000 and made capital lease payments of approximately $71,000. In addition, the Company received approximately $512,000 in cash in connection with the exercise of stock options. Exchange rate fluctuations on European balances created an approximate $165,000 negative translation adjustment on the Company's balance sheet.

         The Company has a loan agreement with Summit Bank, located in Princeton, NJ. The loan agreement contains the following:

         The credit agreement consists of two facilities with aggregate borrowing availability of up to $10 million. Facility "A" is a term loan and was designated for the acquisition of Romtec (acquired May 12, 2000), a wholly owned subsidiary of the Company, and is capped at $3,500,000. The loan agreement calls for monthly principal payments, plus interest, of $58,333 through the maturity date of March 31, 2005, when all unpaid principal and interest are due. Facility "B" is a line of credit and is designated for working capital purposes, and is capped at the difference between $10,000,000 less the balance of Facility "A". The interest rate for the entire credit agreement is prime plus one-half percent. The prime rate at September 30, 2000 was 9.5 percent. At September 30, 2000, outstanding

LIQUIDITY AND CAPITAL RESOURCES
(CONT'D)

borrowings on Facility A were $3,208,000 and outstanding borrowings on Facility B were $700,000. This credit agreement is scheduled to expire on March 31, 2005.

         In addition, the Company has a bank overdraft facility of (pound)400,000 (approximately $586,000 U.S. dollars) with Barclays Bank, its London bank. The borrowings are charged at a rate of 3 percent above the UK Base Rate. At September 30, 2000, the Company had no borrowings drawn against this facility.

         The Company believes that its current sources of liquidity and capital resources will be sufficient to fund its long-term obligations and working capital needs for the foreseeable future

RECENT TRENDS

         In May 2000, the Company completed the acquisition of Romtec. This acquisition is designed to achieve several strategic goals of the Company including an increased business focus on telecommunications and IT markets and expanding the Company's capabilities beyond marketing research into the broader marketing services arena. Romtec's use of e-panels for web surveys and development of marketers' contact databases also enhance the Company's portfolio of services.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

         The Company has foreign subsidiaries whose financial statements are translated using the accounting policies described in Note 1 of the Notes to the Consolidated Unaudited Financial Statements. The Company is subject to exposure from the risk of currency fluctuations as the value of the foreign currency fluctuates against the dollar. The Company does not believe that it is exposed to material foreign exchange risk.

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

    None.

ITEM 5.    OTHER INFORMATION

    None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

    A.   Exhibits.

27.1 Financial Data Schedule for the period ended September 30, 2000.

    B.   Reports on Form 8-K.

         Form 8-K, dated May 30, 2000, (announcement of the Romtec acquisition);

         Form 8-K/A, dated September 27, 2000, (Romtec acquisition related);

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               TOTAL RESEARCH CORPORATION
                                               (Registrant)


                                                /s/Albert Angrisani
                                                --------------------------------
                                             BY:Albert Angrisani
                                                Chief Executive Officer


                                                /s/Matthew Kirby
                                                --------------------------------
                                             BY:Matthew Kirby
                                                Acting Chief Financial Officer

Dated:  November 14, 2000