Form 10-Q
period 2000-12-30
TOTAL RESEARCH CORP
filed 2001-02-07
CIK 803058

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000.

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

At February 6, 2001, the Registrant had 12,764,678 shares of Common Stock, outstanding.

                                     INDEX

                           TOTAL RESEARCH CORPORATION

Part I. Financial Information

         Item 1.  Financial Statements (Unaudited)

                  Condensed   Consolidated   Balance  Sheets-  June 30, 2000 and
                  December 31, 2000

                  Condensed  Consolidated   Statements  of  Income- Three months
                  and six months ended December 31, 2000 and 1999

                  Condensed   Consolidated    Statements  of  Cash Flows - Three
                  and six months ended December 31, 2000 and 1999

                  Notes  to   Condensed   Consolidated   Financial  Statements -
                  December 31, 2000

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

Signatures

                          PART I. FINANCIAL STATEMENTS.

                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                           TOTAL RESEARCH CORPORATION
                           --------------------------
                           CONSOLIDATED BALANCE SHEETS

                                                                                   December 31,           June 30,
                                                                                      2000                 2000
                                                                                   (Unaudited)           (Audited)
   Current assets
  Cash and cash equivalents.....................................................    $6,940,035       $   6,711,882
  Accounts receivable, less allowance for doubtful accounts
    of $91,000 at December 31, 2000 and $182,000 at June 30, 2000...............     8,289,988          10,373,705
  Cost and estimated earnings in excess of billings on
    uncompleted contracts.......................................................     3,644,363           3,170,375
  Deferred taxes................................................................       259,108             250,960
  Prepaid expenses and other current assets.....................................     2,160,602           2,582,053
                                                                                   -----------        ------------
  Total current assets                                                              21,294,096          23,088,975

Fixed assets, less accumulated depreciation of $5,916,877 and
  $5,575,904, respectively......................................................     3,977,903           4,258,360
Goodwill, net of accumulated amortization of $713,666 and
   $586,964, respectively.......................................................     7,119,964           7,142,414
Other assets....................................................................       797,860             629,438
                                                                                   -----------        ------------

                                                                                   $33,189,823         $35,119,187
                                                                                    ==========          ==========

                                               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Current maturities of long-term debt..........................................    $3,709,946          $3,438,318
  Accounts payable..............................................................     3,798,704           4,594,780
  Accrued expenses and other current liabilities................................     4,152,963           4,315,844
  Billings in excess of costs and estimated earnings............................     3,659,208           6,200,373
  Income taxes payable..........................................................       481,848             474,586
                                                                                   -----------        ------------
  Total current liabilities                                                         15,802,669          19,023,901

  Deferred taxes................................................................        25,500              52,396
  Minority interest.............................................................        38,946              65,558
  Other long-term liabilities...................................................       464,754             369,376
  Debt, less current maturities.................................................     3,335,845           3,702,493
                                                                                   -----------        ------------
                                                                                    19,667,714          23,213,724
                                                                                    ----------        ------------
Stockholders' equity
  Common  stock-authorized   20,000,000  shares  $.001  par  value   per  share,
    13,039,494 issued at December 31, 2000 and 12,614,609
    at June 30, 2000............................................................        13,040              12,615
  Additional paid-in capital....................................................     8,545,488           7,644,929
  Retained earnings.............................................................     6,108,298           5,051,566
  Accumulated other comprehensive income........................................     (248,411)            (128,146)
                                                                                   -----------         -----------
                                                                                    14,418,415          12,580,964
  Less:  Treasury stock, at cost................................................      (896,306)           (675,501)
                                                                                  ------------        ------------
     Total stockholders' equity.................................................    13,522,109          11,905,463
                                                                                   -----------        ------------
Total liabilities and stockholders' equity......................................   $33,189,823         $35,119,187
                                                                                  ============         ===========

                           TOTAL RESEARCH CORPORATION
                        Consolidated Statements of Income


                                                Unaudited                                    Unaudited
                                            Three Months Ended                           Six Months Ended

                                      Dec. 31,               Dec. 31,              Dec. 31,               Dec. 31,
                                        2000                  1999                  2000                   1999

Revenues........................... $13,081,463            $12,112,292           $27,111,237            $25,903,242
Direct costs.......................   6,994,772              6,890,282            14,063,593             13,821,129
                                   ------------           ------------           -----------             ----------
Gross profit.......................   6,086,691              5,222,010            13,047,644             12,082,113

Operating expenses.................   5,115,094              4,219,221            11,212,540             10,118,937
                                   ------------             ----------           -----------             ----------
Income from operations.............     971,597              1,002,789             1,835,104              1,963,176

Interest income....................      12,043                 39,757                18,955                 86,634
Minority interest, net of taxes....     (28,339)                     -               (68,809)                     -
                                     ----------        ---------------           -----------        ---------------

Income before taxes................     955,301              1,042,546             1,785,250              2,049,810

Income taxes....................... $   338,719             $  396,167           $   664,480            $   778,793
                                    -----------             ----------           -----------            -----------

Net income......................... $   616,582             $  646,379           $ 1,120,770            $ 1,271,017
                                    -----------             ----------           -----------            -----------

Earnings per share
   Basic...........................$        .05          $         .05         $         .09         $          .11
   Diluted.........................$        .05          $         .05         $         .08         $          .10

Weighted average common shares
   Outstanding - Basic.............  12,714,637             11,990,062            12,658,190             11,990,107
               - Diluted...........  13,455,380             13,300,195            13,415,459             13,090,004

                           TOTAL RESEARCH CORPORATION
                CONSOLIDATED (UNAUDITED) STATEMENTS OF CASH FLOWS

                                                                  Three Months Ended
                                                                  ------------------

                                                            September 30,        September 30,
                                                                 2000                  1999
                                                            ---------------      -------------


Net cash provided by operating activities..................    $  506,160            $988,277
                                                              -----------         -----------

Cash flows from investing activities:
  Purchases of equipment and software development..........      (495,083)           (325,833)
                                                                 --------            ---------

Cash flows from financing activities:
  Payments on bank borrowing.................................   (271,398)            (66,035)
  Payments on capital leases.................................    (70,873)                   -
  Payment of investor share of joint venture profits.........   (125,567)                   -
  Proceeds from bank borrowings..............................     125,000                   -
  Proceeds from issuance of common stock.....................     680,179             467,853
  Purchase of treasury stock.................................           -            (289,001)
                                                              -----------         ------------
Net cash provided by (used in) financing activities..........     337,341             112,817
                                                              -----------         -----------

Effect of foreign exchange rate changes on cash............     (120,265)             (77,562)
                                                              -----------         ------------

Net increase in cash and cash equivalents..................       228,153             697,699

Cash and cash equivalents - beginning of period............     6,711,882           5,203,383
                                                                ---------         -----------
Cash and cash equivalents - end of period..................    $6,940,035         $ 5,901,082
                                                               ==========         ===========

Supplemental disclosures of cash flow information:
     Interest paid........................................    $   198,824    $              -


                           TOTAL RESEARCH CORPORATION
                           --------------------------

              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
              ----------------------------------------------------

                               DECEMBER 31, 2000
                               ------------------


NOTE 1 - BASIS OF PRESENTATION

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001.

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

NOTE 2 - SEGMENT INFORMATION

    The Company operates in one principal industry segment: marketing research services. Geographic financial information for the three-month and six-month periods ended December 31, 2000 and 1999 (in 000's) is as follows:

                                                         Three Months                              Six Months
                                                         ------------                              ----------
                                                Dec. 31,               Dec. 31,           Dec. 31,        Dec. 31,
                                                2000                   1999               2000             1999
                                                ----                   ----               ----             ----

Revenues
         United States...................      $ 7,986               $ 8,460             $16,310         $18,470
         Europe..........................        5,095                 3,652              10,801           7,433
                                            ----------               -------             -------         -------
Totals...................................     $ 13,081               $12,112             $27,111         $25,903

Operating Income.........................
         United States...................          392                   940                 989           1,762
         Europe..........................          579                    63                 846             201
                                               -------                ------             -------         -------
Totals...................................      $   971               $ 1,003            $  1,835        $  1,963

NOTE 3 - COMMON STOCK

         On June 30, 1999, the Company's Board of Directors authorized a stock repurchase program of up to one million shares of the Company's common stock. Shares under the program are to be repurchased at management's discretion in open market transactions. For the six months ended December 31, 2000 and 1999, the Company had repurchased 0 and 76,250 shares respectively, at a total cost of approximately $0 and $289,000.

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

STATEMENT OF INCOME DATA:
(Expressed as a percentage of revenues)
                                                        December 31,
                                                        -------------
                                                    2000            1999
                                                    ----            ----

Revenues                                          100.0%           100.0%
Direct costs                                       53.5%            56.9%
                                                  -------          -----
Gross profit                                       46.5%            43.1%
Operating expenses                                 39.1%            34.8%
                                                   -----           -----
Income from operations                              7.4%             8.3%
Interest income                                      .1%             0.3%
Minority interest                                  (0.2)%            0%
                                                   -----           -----
Income before income taxes                          7.3%             8.6%
Provision for income taxes                          2.6%             3.3%
                                                    ----           -----
Net income                                          4.7%             5.3%


RESULT OF  OPERATIONS - SECOND QUARTER FISCAL 2001 AS COMPARED TO SECOND QUARTER
--------------------------------------------------------------------------------
FISCAL 2000.
-----------

         The  Company's  revenues  increased  approximately  8 percent  from the second quarter of fiscal 2000 to the second quarter of fiscal 2001. Revenues from European operations (Strategic Marketing Services - International and Total/Romtec) increased approximately 39 percent over the same period last year. The increase was mainly attributable to the May 2000 acquisition of Romtec Plc. Revenues from the Strategic Brand Research division increased approximately 23 percent, as the division conducted work for new clients and increased revenues with a significant information technology client. The Global Life Sciences division revenues decreased approximately 19 percent as less work was performed for existing clients. The Customer Loyalty Management division revenues decreased approximately 20 percent in light of a previously announced contract reduction by one client. Revenues from Customer Loyalty Management division clients not related to the contract reduction increased approximately 49 percent.

         Gross profit increased from approximately $5,222,000 in the second quarter of fiscal 2000 to approximately $6,087,000 in the second quarter of fiscal 2001, an increase of approximately $865,000. As a percentage of revenues,

RESULT OF  OPERATIONS - SECOND QUARTER FISCAL 2001 AS COMPARED TO SECOND QUARTER
--------------------------------------------------------------------------------
FISCAL 2000.
-----------
(CONT'D)

gross profit of the Company increased from 43.1 percent of revenues in the second quarter of fiscal 2000 to 46.5 percent of revenues in the second quarter of fiscal 2001. The change between periods resulted mainly from margin improvement in the Strategic Marketing Services - International division and the addition of Total/Romtec business volume, which generates slightly higher gross profit margin than other divisions of the Company. The Company also recognized a higher proportion of its revenues from these European divisions.

         Operating costs increased from approximately $4,219,000 in the second quarter of fiscal 2000 to approximately $5,115,000 in the second quarter of fiscal 2001, an increase of approximately $896,000. Comparative quarterly cost increases resulted from the acquisition of Romtec, increased rental expense, and increased depreciation and amortization expenses, which relate to fiscal 2000 investments in calling centers, IT hardware and software development. Cost savings were realized in certain general and administrative expenses. Operating costs as a percentage of revenues increased from 34.8 percent in the second quarter of fiscal 2000 to 39.1 percent in the second quarter of fiscal 2001.

         Income from operations decreased from approximately $1,003,000 in the second quarter of fiscal 2000 to approximately $972,000 in the second quarter of fiscal 2001, a decrease of approximately $31,000. As a result and for reasons explained above, income from operations decreased as a percentage of revenues from 8.3 percent in the second quarter of fiscal 2000 to 7.4 percent in the second quarter of fiscal 2001.

         Interest income, net of expense, decreased from approximately $40,000 in the second quarter of fiscal 2000 to approximately $12,000 in the second quarter of fiscal 2001, a result of interest expense on the debt acquired to fund the Romtec acquisition of May 2000.

         There were no minority interests related to the Company's operations during the second quarter of fiscal 2000. During the second quarter of fiscal 2001, a minority interest in a joint venture of Total/Romtec was credited with approximately $28,000 as its share of the income of the joint venture.

         The provision for income taxes for the second quarter of fiscal 2001 decreased approximately $57,000, to approximately $339,000, from the second quarter of fiscal 2000 mainly due to decreased income and a higher concentration of income from lower tax rate jurisdictions. Overall, the Company decreased its net income from approximately $646,000 in the second quarter of fiscal 2000 to approximately $617,000 in the second quarter of fiscal 2001. As a percentage of revenues, net income decreased from 5.3 percent in the second quarter of fiscal 2000 to 4.7 percent in the second quarter of fiscal 2001.

STATEMENT OF INCOME DATA:
(Expressed as a percentage of revenues)
                                                 Six Months Ended
                                                     December 31,
                                                 ----------------

                                                2000          1999
                                                ----          ----

Revenues                                      100.0%        100.0%
Direct costs                                   51.9%         53.4%
                                             -------        ------
Gross profit                                   48.1%         46.6%
Operating expenses                             41.3%         39.0%
                                               -----        ------
Income from operations                          6.8%          7.6%
Interest income                                 0.1%          0.3%
Minority interest                             (0.3)%            0%
                                              ------        ------
Income before income taxes                      6.6%          7.9%
Provision for income taxes                      2.5%          3.0%
                                              ------        ------
Net income                                      4.1%          4.9%

RESULTS OF  OPERATIONS  - SIX MONTHS YEAR TO DATE FISCAL 2001 AS COMPARED TO SIX
--------------------------------------------------------------------------------
MONTHS YEAR TO DATE FISCAL 2000
-------------------------------

         Revenues increased approximately 5 percent during the first six months of fiscal 2001 as compared to the first six months of fiscal 2000. Revenues from European operations (Strategic Marketing Services - International and Total/Romtec) increased approximately 45 percent over the same period last year. The increase was mainly attributable to the May 2000 acquisition of Romtec. Revenues from the Strategic Brand Research division increased approximately 23 percent, as the division added significant revenues from new clients and increased revenues from a major information technology client. The Global Life Sciences division revenues decreased approximately 20 percent as less work was performed for existing clients. The Customer Loyalty Management division revenues decreased approximately 26 percent in light of a previously announced contract reduction by one client. Revenues from Customer Loyalty Management division clients not related to the contract reduction increased approximately 44 percent.

         Gross profit increased from approximately $12,082,000 in the first six months of fiscal 2000 to approximately $13,048,000 in the first six months of fiscal 2001, an increase of approximately $966,000. As a percentage of revenues, gross profit of the Company increased from 46.6 percent of revenues in the first six months of fiscal 2000 to 48.1 percent of revenues in the first six months of fiscal 2001. The change between periods resulted mainly from margin improvement in the Strategic Marketing Services International division and the additional of Total/Romtec business volume, which generates slightly higher gross profit margins than other divisions of the Company.

         Operating costs increased from approximately $10,119,000 for the first six months of fiscal 2000 to approximately $11,213,000 for the first six months of fiscal 2001, an increase of approximately $1,094,000. The increases resulted from the acquisition of Romtec, increased rental expense, and increased depreciation and amortization expenses, which relate to fiscal 2000 investments in calling centers, IT hardware and software development. Cost savings were realized in certain general and administrative expenses. Operating costs as a percentage of revenues increased from 39.0 percent in the first six months of fiscal 2000 to 41.3 percent in the first six months of fiscal 2001.

         Income from operations decreased from approximately $1,963,000 in the first six months of fiscal 2000 to approximately $1,835,000 in the first six months of fiscal 2001, a decrease of approximately $128,000. As a result and for reasons explained above, income from operations decreased as a percentage of revenues from 7.6 percent in the first six months of fiscal 2000 to 6.8 percent in the first six months of fiscal 2001.

         Interest income, net of expense, decreased from approximately $87,000 in the first six months of fiscal 2000 to approximately $19,000 in the first six months of fiscal 2001, a result of interest expense on the debt acquired to fund the Romtec acquisition of May 2000.

         There were no minority interests related to the Company's operations during the first six months of fiscal 2000. During the first six months of fiscal 2001, a minority interest in a joint venture of Total/Romtec was credited with approximately $69,000 as its share of the income of the joint venture.

         The provision for income taxes for the first six months of fiscal 2001 decreased approximately $115,000, to approximately $664,000, from the first six months of fiscal 2000 mainly due to less income and a higher concentration of income from lower tax rate jurisdictions. Overall, the Company decreased its net income from approximately $1,271,000 in the first six months of fiscal 2000 to approximately $1,121,000 in the first six months of fiscal 2001. As a percentage of revenues, net income decreased from 4.9 percent in the first six months of fiscal 2000 to 4.1 percent in the first six months of fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2000, the Company's working capital increased approximately $1,426,000 to approximately $5,491,000 from approximately $4,065,000 at June 30, 2000, and the current ratio increased to 1.35 from 1.21. The increase in working capital is due mainly to a decrease in "Accounts payable" and "Billings in excess of cost and estimated earnings", which was offset by the decrease in "Accounts receivable".

LIQUIDITY AND CAPITAL RESOURCES
(CONT'D)

         The Company's cash balances increased slightly to approximately $6,940,000 at December 31, 2000 from approximately $6,712,000 at June 30, 2000.
The increase in cash is due largely to cash provided by operations and proceeds from the exercise of stock options. The increase was partially offset by purchases of equipment and software development costs and payments on bank borrowings.

         For the six-month period ended December 31, 2000, the Company generated positive cash from operations of approximately $506,000. In addition, the Company received approximately $680,000 from the exercise of stock options resulting in total additional cash available during the period of approximately $1,186,000. The Company used its cash to fund purchases of equipment and software development of $495,000, and to reduce debt outstanding by approximately $217,000. A distribution of profits was made to the joint investors of Romtec/Gfk of $126,000. Foreign exchange rate changes for the period had a negative impact on cash of approximately $120,000.

         The Company has a loan agreement with Summit Bank, located in Princeton, NJ. The loan agreement contains the following:

        Two facilities with aggregate borrowing availability of up to $10 million. Facility "A" is a term loan and was designated for the acquisition of Romtec (acquired May 12, 2000), a wholly owned subsidiary of the Company, and is capped at $3,500,000. The loan agreement calls for monthly principal payments, plus interest, of $58,333 through the maturity date of March 31, 2005, when all unpaid principal and interest are due. Facility "B" is a line of credit and is designated for working capital purposes, and is capped at the difference between $10,000,000 less the balance of Facility "A". The interest rate for the entire credit agreement is prime plus one-half percent. The prime rate at December 31, 2000 was 9.5 percent. At December 31, 2000, outstanding borrowings on Facility A were $3,033,333 and outstanding borrowings on Facility B were $825,000. This credit agreement is scheduled to expire on March 31, 2005.

         In addition, the Company has a bank overdraft facility of (pound)400,000 (approximately $597,400 U.S. dollars) with Barclays Bank, its London bank. The borrowings are charged at a rate of 3 percent above the UK Base Rate. At December 31, 2000, the Company had no borrowings drawn against this facility.

         The Company believes that its current sources of liquidity and capital resources will be sufficient to fund its long-term obligations and working capital needs for the foreseeable future.

BACKLOG

         The Company defines backlog as the unearned portions of its existing contracts at each balance sheet date. At December 31, 2000, backlog was approximately $17,947,000 as compared to a backlog of approximately $16,500,000 at December 31, 1999. The amount of backlog at any time may not be indicative of intermediate or long-term trends in the Company's operations.

RECENT TRENDS

         The Company's business reach and profitability are increasingly global in nature. In order to support its global model and its acquisition of Romtec and any potential future acquisitions, the Company is increasing investment in its corporate virtual private network. The Company expects to enhance internal communications and coordination of global research processes by investing in this technical aspect of its infrastructure.

         The Company's Tampa telephone interviewing site is performing data collection activity for a large information technology client whose data collection was formerly performed by an outside data collection firm. These services will significantly increase utilization of the Company's data collection resources and potentially enhance gross profit margins of its US operations.

         In October  2000,  the Company  launched  EquiTrend  Online,  its first
syndicated   online  consumer  survey.   Equitrend  Online  is  a  comprehensive
measurement of brand equity that utilizes Internet technology to provide an immediate, in-depth survey of 30,000 Internet users concerning their perceptions of the quality of more than 1,300 brands in 17 industry categories.

RECENT TRENDS
(CONT'D)

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

         During the second quarter, Total/Romtec applied its experience in database and e-panel techniques by developing an e-panel of European information technology professionals for a major IT client.

         As the Company's core competencies make increasing use of technology for surveys, data delivery, and data analysis, the Company continues to invest in its technology and sales infrastructures. The investments include a new web survey, Internet delivery technology, virtual private networks that provide clients with on-line data access and analysis, the building of e-panels, a variety of new IT syndicated products and the upgrading of its two telephone centers to be compatible with Internet delivery technology.

IMPACT OF INFLATION

         Inflation had no material effect on the financial performance of the Company during the second quarter or the first six months of fiscal 2001.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK
         ------------------------------------------------------

          The Company has foreign subsidiaries in the United Kingdom whose financial statements are translated using the accounting policies described in
Note 1 of the Notes to the Consolidated Unaudited Financial Statements. The Company is subject to exposure from the risk of currency fluctuations when translating foreign subsidiary financial statements for consolidation. The Company does not believe that it is exposed to material foreign currency risk on actual currency exchange transactions. The Company invoices clients primarily in U.S. dollars and British pounds and is implementing measures designed to hedge exposure from other currencies in which it invoices and pays for global services.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

    There are no material legal actions, proceedings or litigation pending or threatened to the knowledge of the Company.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

    None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of Stockholders of the Company was held on December 7, 2000, at which meeting the stockholders voted to elect two Class I directors of the Company for terms ending in 2003 and to ratify the appointment of Ernst & Young, LLP as the Company's independent auditors for the fiscal year ending June 30, 2001.

     The results of the matters voted on the Annual Meeting are shown below.

(b) The nominees for election as directors of the Company are listed below, together with the number of votes cast for, against, and withheld with respect to each such nominee, as well as the number of non-votes with respect to each such nominee:

     Nominee                          For                  Against            Withheld            Non-Voting

     Albert Angrisani                10,779,271              10,674
     J. Edward Shrawder              10,768,390              21,555                  -                    -

     Messrs. Brodsky, Freeman, Lindemann, Shecter and Zissman continue to serve as directors of the Company for terms ending in 2002, 2001, 2002, 2001 and 2002, respectively.

(c) Other matters voted upon at the meeting and the results of those votes are as follows:

                                                                For         Against         Abstain           Unvoted
    Ratification of Ernst & Young LLP as
     the Company's independent auditors                      10,568,082     202,777          19,086               600

ITEM 5.    OTHER INFORMATION

    None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

    A.   Exhibits.

         27.1 Financial Data Schedule for the period ended December 31, 2000.

    B.    Reports on Form 8-K.

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

                                               TOTAL RESEARCH CORPORATION


                                                /s/Albert Angrisani
                                                --------------------------------
                                             BY:Albert Angrisani
                                                Chief Executive Officer



                                                /s/Matthew Kirby
                                                --------------------------------
                                             BY:Matthew Kirby
                                                Chief Financial Officer

Dated:  February 7, 2001