Form 10-Q
period 2001-03-31
TOTAL RESEARCH CORP
filed 2001-05-15
CIK 803058

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.

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



As of May 11, 2001, the Registrant had 13,336,768 shares of Common Stock outstanding.

                                      INDEX

                       REGISTRANT COMPANY AND SUBSIDIARIES


Part I.   Financial Information

  Item 1. Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets - June 30, 2000 and March 31, 2001

            Condensed Consolidated Statements of Income - Three month and nine months ended March 31, 2001 and 2000

            Condensed Consolidated Statement of Cash Flows - Nine months ended March 31, 2001 and 2000

            Notes  to  Condensed  Consolidated  Financial  Statements  -   March
            31, 2001

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

Signatures

                          PART I. FINANCIAL STATEMENTS.

                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                           TOTAL RESEARCH CORPORATION
                           --------------------------
                           CONSOLIDATED BALANCE SHEETS

                                                                                    MARCH 31,           JUNE 30,
                                                                                      2001                 2000
                                                                                   (UNAUDITED)          (AUDITED)
                                                                                   -----------          ---------
Current assets
  Cash and cash equivalents.....................................................    $1,872,651         $ 6,711,882
  Accounts receivable, less allowance for doubtful accounts
    of $149,000 at March 31, 2001 and $182,000 at June 30, 2000.................     7,024,766          10,373,705
  Cost and estimated earnings in excess of billings on
    uncompleted contracts.......................................................     5,151,923           3,170,375
  Deferred taxes................................................................       259,108             250,960
  Prepaid expenses and other current assets.....................................     2,668,367           2,582,053
                                                                                    ----------          ----------
  Total current assets                                                              16,976,815          23,088,975

Fixed assets, less accumulated depreciation of $6,192,000 and
  $5,576,000, respectively......................................................     3,759,689           4,258,360
Goodwill, net of accumulated amortization of $812,000 and
   $587,000, respectively.......................................................     6,736,522           7,142,414
Other assets....................................................................       778,775             629,438
                                                                                    ----------          ----------
                                                                                   $28,251,801         $35,119,187

Current liabilities
  Current maturities of long-term debt..........................................    $2,072,736          $3,438,318
  Accounts payable..............................................................     3,722,388           4,594,780
  Accrued expenses and other current liabilities................................     3,557,283           4,315,844
  Billings in excess of costs and estimated earnings............................     3,236,199           6,200,373
  Income taxes payable..........................................................       589,753             474,586
                                                                                    ----------          ----------
  Total current liabilities                                                         13,178,359          19,023,901
  Deferred taxes................................................................       113,815              52,396
  Minority interest.............................................................        65,168              65,558
  Other long-term liabilities...................................................       398,125             369,376
  Debt, less current maturities.................................................       951,027           3,702,493
                                                                                    ----------          ----------
                                                                                    14,706,494          23,213,724
Stockholders' equity
  Common stock-authorized 50,000,000 shares $.001 par value
    per share, 13,058,000 issued at March 31, 2001 and 12,615,000
    at June 30, 2000............................................................        13,058              12,615
  Additional paid-in capital....................................................     8,567,220           7,644,929
  Retained earnings.............................................................     6,529,670           5,051,566
  Accumulated other comprehensive income........................................      (646,133)           (128,146)
                                                                                    ----------          ----------
                                                                                    14,463,815          12,580,964
  Less:  Treasury stock, at cost................................................      (918,508)           (675,501)
                                                                                    ----------          ----------
     Total stockholders' equity.................................................    13,545,307          11,905,463
                                                                                    ----------          ----------
                                                                                   $28,251,801         $35,119,187
                                                                                    ==========          ==========

                                               TOTAL RESEARCH CORPORATION
                                               --------------------------
                                            CONSOLIDATED STATEMENTS OF INCOME


                                                UNAUDITED                                    UNAUDITED
                                                ---------                                    ---------
                                            THREE MONTHS ENDED                           NINE MONTHS ENDED
                                            ------------------                           -----------------

                                      MARCH 31,              MARCH 31,             MARCH 31,              MARCH 31,
                                        2001                  2000                  2001                   2000
                                        ----                  ----                  ----                   ----
Revenues........................... $12,396,329            $10,273,085           $39,507,566            $36,176,327
Direct costs.......................   6,521,073              4,928,628            20,584,666             18,749,757
Gross profit.......................   5,875,256              5,344,457            18,922,900             17,426,570

Operating expenses.................   5,203,216              4,745,147            16,415,756             14,889,084

Income from operations.............     672,040                599,310             2,507,144              2,537,486

Interest income, net...............      50,231                 74,831                69,186                161,466

Minority interest..................     (28,925)                     -               (97,734)                     -

Income before taxes................     693,346                674,141             2,478,596              2,698,952

Provision for Income taxes.........     271,974                261,626               936,454              1,030,670

Net income.........................  $  421,372            $   412,515           $ 1,542,142            $ 1,668,282

Earnings per share
   Basic...........................  $      .03            $       .03           $       .12            $       .14
   Diluted.........................  $      .03            $       .03           $       .11            $       .12

Weighted average common shares
   Outstanding      - Basic........   2,781,795             12,329,747            12,699,873             12,049,873
                    - Diluted......  13,453,914             13,808,754            13,439,528             13,364,444

                                               TOTAL RESEARCH CORPORATION
                                          Consolidated Statements of Cash Flows

                                                                                                UNAUDITED
                                                                                                ---------
                                                                                           NINE MONTHS ENDED
                                                                                           -----------------

                                                                                    MARCH 31,            MARCH 31,
                                                                                       2001                  2000
                                                                                       ----                  ----

Net cash (used in) provided by operating activities.............................   $  (502,518)          $  479,984
                                                                                      --------            ---------

Cash flows from investing activities:
  Purchases of equipment and software development...............................      (618,680)          (1,272,608)
                                                                                      --------            ---------

Cash flows from financing activities:
  Payments on bank borrowing....................................................    (3,683,333)                   -
  Payments on capital leases....................................................       (70,873)                   -
  Payment of investor share of joint venture profits............................      (125,567)                   -
  Proceeds from bank borrowings.................................................             -               20,450
  Proceeds from issuance of common stock........................................       690,102              467,853
  Purchase of treasury stock....................................................       (10,375)            (289,001)
                                                                                      --------            ---------
Net cash (used in) provided by financing activities.............................    (3,200,046)             199,302
                                                                                      --------            ---------

Effect of foreign exchange rate changes on cash.................................      (517,987)            (100,849)
                                                                                      --------            ---------

Net increase (decrease) in cash and cash equivalents............................    (4,839,231)            (694,171)

Cash and cash equivalents - beginning of period.................................     6,711,882            5,203,383
                                                                                      --------            ---------
Cash and cash equivalents - end of period.......................................    $1,872,651           $4,509,212
                                                                                    ==========            =========

Supplemental disclosures of cash flow information:
     Interest paid...........................................................       $  254,039                7,923


                           TOTAL RESEARCH CORPORATION
                           --------------------------
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                 MARCH 31, 2001
                                 --------------

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001.

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

NOTE 2 - SEGMENT INFORMATION

     The Company operates in one principal industry segment: marketing research services. Geographic financial information for the three-month and nine-month periods ended March 31, 2001 and 2000 (in 000's) is as follows:

                                      Three Months              Nine Months
                                      ------------              -----------
                                Mar. 31,    Mar. 31,      Mar. 31,      Mar. 31,
                                2001          2000          2001         2000
                                ----          ----          ----         ----

Revenues
    United States........     $  7,419      $ 7,634        $23,729      $26,105
         Europe...............   4,977        2,639         15,779       10,071
                              --------      -------        -------      -------
Total.........................$ 12,396      $10,273        $39,508      $36,176

Operating Income..............
         United States........      39          607          1,029        2,385
         Europe...............     633           (8)         1,478          152
                               -------        -----       --------     --------
Total......................... $   672        $ 599       $  2,507     $  2,537

NOTE 3 - COMMON STOCK

     On June 30, 1999, the Company's Board of Directors authorized a stock repurchase program, over the next two years, of up to one million shares of the Company's common stock. Shares under the program are to be repurchased at management's discretion in open market transactions. For the nine months ended March 31, 2001 and 2000, the Company had repurchased 4,000 and 76,250 shares, respectively, at a total cost of approximately $10,375 and $289,000. During April, 2001, the Company bought back an additional 500 shares at a cost of $960.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
          ----------------------------------------------------------------------

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

STATEMENT OF INCOME DATA:
(Expressed as a percentage of revenues)
                                                 Quarter Ended
                                                    March 31,
                                                    ---------
                                             2001            2000
                                             ----            ----

Revenues                                      100.0%        100.0%
Direct costs                                   52.6%         48.0%
                                               ----          ----
Gross profit                                   47.4%         52.0%
Operating expenses                             42.0%         46.2%
                                               ----          ----
Income from operations                          5.4%          5.8%
Interest income, net                             .4%          0.7%
Minority interest                              (0.2)%         0.0%
                                               ----          ----
Income before income taxes                      5.6%          6.5%
Provision for income taxes                      2.2%          2.5%
                                               ----          ----
Net income                                      3.4%          4.0%


RESULTS OF OPERATIONS - THIRD QUARTER FISCAL 2001 AS COMPARED TO THIRD QUARTER FISCAL 2000.
--------------------------------------------------------------------------------

     The Company's revenues increased approximately 21 percent from the third quarter of fiscal 2000 to the third quarter of fiscal 2001. Revenues from European operations (Strategic Marketing Services - International and Total/Romtec) increased approximately 89 percent over the same period last year. The increase was attributable to the May 2000 acquisition of Romtec plc and increased revenue from the Company's other European operations. Revenues from the Strategic Brand Research division and the Global Life Sciences division were approximately the same as during the third quarter of fiscal 2000. The Customer Loyalty Management division revenues decreased approximately 5 percent due to a previously announced contract reduction by one client. Revenues from Customer Loyalty Management division clients, not related to the contract reduction, increased approximately 20 percent.

     Gross profit increased from approximately $5,344,000 in the third quarter of fiscal 2000 to approximately $5,875,000 in the third quarter of fiscal 2001, an increase of approximately $531,000. As a percentage of revenues, gross profit of the Company decreased from 52.0 percent of revenues in the third quarter of fiscal 2000 to 47.4 percent of revenues in the third quarter of fiscal 2001. The decrease was caused by higher direct costs, as a percentage of revenues, in the Company's domestic divisions.

RESULTS OF OPERATIONS - THIRD QUARTER FISCAL 2001 AS COMPARED TO THIRD QUARTER FISCAL 2000.
--------------------------------------------------------------------------------
(CONT'D)

Operating costs increased from approximately $4,745,000 in the third quarter of fiscal 2000 to approximately $5,203,000 in the third quarter of fiscal 2001, an increase of approximately $458,000. This increase is primarily related to the acquisition of Romtec. Operating costs in domestic divisions decreased slightly during the quarter. Operating costs as a percentage of revenues decreased from
46.2 percent in the third quarter of fiscal 2000 to 42.0 percent in the third quarter of fiscal 2001, due primarily to the increase in revenues described above.

     Income from operations increased from approximately $599,000 in the third quarter of fiscal 2000 to approximately $672,000 in the third quarter of fiscal 2001, an increase of approximately $73,000, for the reasons explained above. Income from operations decreased as a percentage of revenues from 5.8 percent in the third quarter of fiscal 2000 to 5.4 percent in the third quarter of fiscal 2001.

     Interest income, net of expense, decreased from approximately $75,000 in the third quarter of fiscal 2000 to approximately $50,000 in the third quarter of fiscal 2001, a result of interest expense on the bank debt acquired to fund the Romtec acquisition of May 2000. This debt was fully retired during the third quarter of fiscal 2001.

     There were no minority interests related to the Company's operations during the third quarter of fiscal 2000. During the third quarter of fiscal 2001, the minority interest in the joint venture of Total/Romtec was credited with approximately $29,000 as its share of the income of the joint venture.

     The provision for income taxes for the third quarter of fiscal 2001 increased approximately $10,000, to approximately $272,000, from the third quarter of fiscal 2000 mainly due to increased income before taxes. Overall, the Company increased its net income from approximately $413,000 in the third quarter of fiscal 2000 to approximately $421,000 in the third quarter of fiscal 2001. As a percentage of revenues, net income decreased from 4.0 percent in the third quarter of fiscal 2000 to 3.4 percent in the third quarter of fiscal 2001.

STATEMENT OF INCOME DATA:
(Expressed as a percentage of revenues)
                                               Nine Months Ended
                                                   March 31,
                                                   ---------
                                              2001          2000
                                              ----          ----

Revenues                                    100.0%        100.0%
Direct costs                                 52.1%         51.8%
                                            -----         -----
Gross profit                                 47.9%         48.2%
Operating expenses                           41.6%         41.2%
                                            -----         -----
Income from operations                        6.3%          7.0%
Interest income, net                          0.2%          0.5%
Minority interest                           (0.2)%            0%
                                            -----         -----
Income before income taxes                    6.3%          7.5%
Provision for income taxes                    2.4%          2.9%
                                            -----         -----
Net income                                    3.9%          4.6%

RESULTS OF OPERATIONS - NINE MONTHS YEAR TO DATE FISCAL 2001 AS COMPARED TO NINE MONTHS YEAR TO DATE FISCAL 2000
--------------------------------------------------------------------------------

     Revenues increased approximately 9 percent during the first nine months of fiscal 2001 as compared to the first nine months of fiscal 2000. Revenues from European operations (Strategic Marketing Services - International and Total/Romtec) increased approximately 57 percent over the same period last year. More than one-half of the European increase was attributable to the May 2000 acquisition of Romtec. Revenues from the Strategic Brand Research division increased approximately 21 percent, as the division added significant revenues from new clients and increased revenues from a major information technology client. The Global Life Sciences division revenues decreased approximately 15 percent as less work was performed for existing clients. The Customer Loyalty Management division revenues decreased approximately 22 percent due to a previously announced contract reduction by one client. Revenues from Customer Loyalty Management division clients, not related to the contract reduction, increased approximately 30 percent.

     Gross profit increased from approximately $17,427,000 in the first nine months of fiscal 2000 to approximately $18,923,000 in the first nine months of fiscal 2001, an increase of approximately $1,496,000. The increase is primarily the result of increased revenues. As a percentage of revenues, gross profit of the Company decreased from 48.2 percent of revenues in the first nine months of fiscal 2000 to 47.9 percent of revenues in the first nine months of fiscal 2001. Gross profit as a percentage of revenues benefited from Romtec's performance, though those benefits were offset by decreases in domestic divisions.

     Operating costs increased from approximately $14,889,000 for the first nine months of fiscal 2000 to approximately $16,416,000 for the first nine months of fiscal 2001, an increase of approximately $1,527,000. The increase resulted primarily from adding the Romtec cost base to Total's consolidated statement of operations. Operating costs as a percentage of revenues increased from 41.2 percent in the first nine months of fiscal 2000 to 41.5 percent in the first nine months of fiscal 2001.

     Income from operations decreased slightly from approximately $2,537,000 in the first nine months of fiscal 2000 to approximately $2,507,000 in the first nine months of fiscal 2001, a decrease of approximately $30,000. For the reasons explained above, income from operations decreased as a percentage of revenues from 7.0 percent in the first nine months of fiscal 2000 to 6.3 percent in the first nine months of fiscal 2001.

     Interest income, net of expense, decreased from approximately $161,000 in the first nine months of fiscal 2000 to approximately $69,000 in the first nine months of fiscal 2001, a result of interest expense on the debt acquired to fund the Romtec acquisition of May 2000. During the third quarter of fiscal 2001 all bank debt related to the acquisition was retired.

     There were no minority interests related to the Company's operations during the first nine months of fiscal 2000. During the first nine months of fiscal 2001, a minority interest in the joint venture of Total/Romtec was credited with approximately $98,000 as its share of the income of the joint venture.

     The provision for income taxes for the first nine months of fiscal 2001 decreased approximately $94,000, to approximately $936,000, from the first nine months of fiscal 2000 mainly due a higher concentration of income from lower tax rate jurisdictions. Overall, the Company decreased its net income from approximately $1,668,000 in the first nine months of fiscal 2000 to approximately $1,542,000 in the first nine months of fiscal 2001. As a percentage of revenues, net income decreased from 4.6 percent in the first nine months of fiscal 2000 to 3.9 percent in the first nine months of fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2001, the Company's working capital decreased approximately $267,000 to approximately $3,798,000 from approximately $4,065,000 at June 30, 2000, and the current ratio increased to 1.29 from 1.21. The decrease in working capital is due mainly to a decrease in "Cash" and "Accounts Receivable", which was offset by an increase in "Cost and Estimated Earnings in Excess of Billings" and a decrease in "Current maturities of long-term debt", "Accounts Payable", "Accrued Expenses", and "Billings in Excess of Costs and Estimated Earnings".

LIQUIDITY AND CAPITAL RESOURCES
(CONT'D)

     The Company's cash balances decreased to approximately $1,873,000 at March 31, 2001 from approximately $6,712,000 at June 30, 2000. The decrease in cash is largely due to the retirement of long-term debt associated with the purchase of Romtec. Cash was further decreased by purchases of equipment and software development costs.

     For the nine-month period ended March 31, 2001, the Company received approximately $690,000 from the exercise of stock options. The Company generated negative cash from operations of approximately $503,000, resulting in total additional cash available during the period of approximately $177,000. The Company used its cash to fund software development and equipment purchases of approximately $619,000, and to reduce outstanding debt by approximately $3,683,000. A distribution of approximately $126,000 was made to the joint investors of Romtec-GfK. Foreign exchange rate changes for the period had a negative impact on cash of approximately $518,000.

     The Company has a loan agreement with Summit Bank, located in Princeton, NJ. The loan agreement contains the following:

     The loan agreement consists of two facilities with aggregate borrowing availability of up to $10 million. Facility "A" is a term loan and was designated for the acquisition of Romtec (acquired May 12, 2000), a wholly owned subsidiary of the Company, and is capped at $3,500,000. The loan agreement calls for monthly principal payments, plus interest, of $58,333 through the maturity date of March 31, 2005, when all unpaid principal and interest are due. Facility "B" is a line of credit and is designated for working capital purposes, and is capped at the difference between $10,000,000 less the balance of Facility "A". The interest rate for the entire credit agreement is prime plus one-half percent. At March 31, 2001, there were no outstanding borrowings under the credit agreement. This credit agreement is scheduled to expire on March 31, 2005.

     In addition, the Company has a bank overdraft facility of (pounds)400,000 (approximately $597,000 U.S. dollars) with Barclays Bank, its London bank. The borrowings are charged at a rate of 3 percent above the UK Base Rate. At March 31, 2001, the Company had no borrowings drawn against this facility.

     The Company believes that its current sources of liquidity and capital resources will be sufficient to fund its long-term obligations and working capital needs for the foreseeable future

BACKLOG

     The Company defines backlog as the unearned portions of its existing contracts at each balance sheet date. At March 31, 2001, backlog was approximately $20,200,000 as compared to a backlog of approximately $26,000,000 at March 31, 2000. The decrease in backlog is mainly related to a previously announced contract reduction by one client. The amount of backlog at any time may not be indicative of intermediate or long-term trends in the Company's operations.

RECENT TRENDS

     In April, 2001, the Company announced the expansion of its European operations through the acquisition of Teligen Ltd. Teligen, a UK-based market research and consultancy company located in Richmond, Surrey, specializes in the telecommunications marketplace worldwide. Teligen's single largest area of specialization is tariffing, providing a range of custom products that collect, analyze and report on European telecommunication charges and services to corporate users, regulators and service providers.

     In April, 2001, the Company announced the signing of a letter of intent with GfK, a German-based market research company, for the proposed sale of Total's 51% interest in its Romtec-GfK joint venture to GfK. Total Research acquired its 51% interest in the Romtec-GfK joint venture in its May 2000 acquisition of Romtec plc, a UK-based IT and telecommunications market research company. Pursuant to the letter of intent, Total's 51% share of Romtec-GfK would be sold to GfK for $2.16 million, which is approximately 1.55 times the joint venture's fiscal 2000 revenues and approximately 22.5 times Total's share of its fiscal 2000 net income.

     During the third quarter of fiscal 2001, all bank debt related to the acquisition of Romtec was retired. The Company has no outstanding bank debt.

     The market research and marketing services industry in which the Company operates is highly competitive and includes several companies with greater size and financial resources than the Company. Accordingly, the Company has, from time to time, considered a wide range of strategic alternatives with the objective of enhancing stockholder value. These strategic alternatives include, but are not limited to, the possible acquisition by the Company of other companies in the market research and marketing services fields and possible merger, business combination or joint venture transactions between the Company and other companies in these fields. In pursuit of this objective, the Company has had, and continues to have, preliminary discussions with other companies. There can be no assurance as to whether any such transactions will be consummated (or the timing thereof) or if consummated, that any such transactions will ultimately achieve their intended purpose of enhancing stockholder value.

IMPACT OF INFLATION

     Inflation had no material effect on the financial performance of the Company during the third quarter or the first nine months of fiscal 2001.

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

      None

ITEM 5.    OTHER INFORMATION

    None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

    A.   Exhibits.

27.1     Financial Data Schedule for the period ended March 31, 2000.

B.       Reports on Form 8-K.

         None.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  TOTAL RESEARCH CORPORATION



                                  /s/ Albert Angrisani
                                  ----------------------------------------------
                                  BY:  Albert Angrisani
                                       Chief Executive Officer




                                  /s/  Matthew Kirby
                                  ----------------------------------------------
                                  BY:  Matthew Kirby
                                       Chief Financial Officer

Dated:  May 12,  2001