Form 10-K
period 2001-06-30
TOTAL RESEARCH CORP
filed 2001-08-30
CIK 803058

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K

 [ X ] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
                                  Act of 1934

                    For the fiscal year ended June 30, 2001.

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

The aggregate market value of shares of Common Stock of the registrant held by non-affiliates of the registrant based on the closing price of the Common Stock on August 29, 2001 was $28,073,516. As of August 29, 2001, there were 13,537,167 shares of the Company's Common Stock ($.001 par value) outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

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

ITEM 1.  DESCRIPTION OF BUSINESS

MERGER WITH HARRIS INTERACTIVE INC.

     On August 6, 2001, the Company announced the signing of a definitive merger agreement with Harris Interactive Inc., a Delaware corporation ("Harris"). The merger, which is subject to regulatory approval and approval by the stockholders of both companies, calls for Harris to exchange 1.222 shares of Harris common stock, par value $.001 per share, for each share of the Company's common stock, par value $.001 per share. When completed, existing Harris stockholders will own approximately 67.25 percent and the Company's stockholders will own approximately 32.75 percent of the outstanding equity of the combined company, respectively. Stockholders representing approximately 53 percent of the total outstanding common stock of Harris and approximately 24 percent of the total outstanding common stock of the Company have executed voting agreements pursuant to which they have agreed to vote their shares in favor of the transactions contemplated by the merger agreement. The merger is expected to be finalized in the fourth quarter of calendar year 2001. Following the merger, the Company will become a wholly owned subsidiary of Harris and, initially, will continue to operate under its existing name in the United States and Europe.

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

     The Company operates as one business segment. It services its clients through its four divisions (Customer Loyalty Management, Global Life Sciences, Strategic Brand Research, and Total Research Europe) each of which has specific industry and/or product expertise. The Company's divisions are located in several cities in the United States and in London, England. The Company also maintains relationships with market research organizations in South America and Asia to collect data internationally on behalf of the Company.

     The Company operates telephone data collection centers in Tampa, Florida and London, England to assist in collecting data for clients. The Tampa calling center currently has 130 CATI (Computer Assisted Telephone Interviewing) stations. The London calling center has 150 CATI stations. The Company's phone centers conduct interviews utilizing computer programmed questionnaires that are immediately uploaded to the Company's central data-processing center, thereby enabling research to be collected and analyzed more efficiently and effectively. The Company also utilizes Total e-Survey(TM), a web-based data collection methodology that utilizes advanced research techniques to collect data over the Internet.

     The Company has complete in-house data processing operations which provide for rapid, thorough and secure on-site data management and analysis. The Company supports many platforms and file types both to exchange data and to provide extensive database design and management capabilities. The Company also provides its clients with sample management services and survey data results using a variety of software applications. It also has a large and continually expanding array of proprietary software developed internally to reduce research labor, enhance service quality, assist with survey data analysis and generate client reports. The Company continues to coordinate significant internal projects to develop Internet portals and virtual private networks for its clients to access and analyze data. The Company's newly formed software research and development team is continually engaged in efforts to develop, evaluate and adapt new technologies to improve and expand the Company's processes, services and products.

     The Company was incorporated under the laws of the State of New Jersey in 1975 and was reincorporated under the laws of the State of Delaware in 1986. The Company maintains its principal executive offices at 5 Independence Way, Princeton, New Jersey 08543, and its telephone number is (609) 520-9100.

     In May of 2000, the Company acquired Romtec Plc, a European information technology research and marketing services company and its Romtec Plc's 51 percent interest in the Romtec-GfK joint venture. The total acquisition price consisted of cash and notes amounting to a maximum of $7.2 million. The operations of Romtec Plc were integrated into the Company's Total Research Europe division during fiscal 2001. On June 29, 2001, the Company sold its 51 percent interest in its Romtec-GfK joint venture to GfK Marketing Service Limited, a German-based market research company. The consideration for the sale of the Company's interest was $2.34 million, which was used to retire debt from the Romtec acquisition and repay other debt on the Company's balance sheet. The Total Research Europe division continues to market services under the Total/Romtec brandname.

     On  April  4,  2001,  the  Company  acquired  Teligen  Limited,   a  United
Kingdom-based market research and consultancy company located in Richmond, Surrey. Teligen specializes in the telecommunications marketplace worldwide. Teligen's single largest area of specialization is tariffing, providing a range of custom products that collect, analyze and report on European telecommunication charges and services to corporate users, regulators and service providers.


CLIENTS

     In fiscal 2001, approximately 44 percent of the Company's revenues were earned from among the 100 largest commercial and financial companies in the United States. The Company currently serves approximately 200 commercial clients and government agencies. During fiscal 2001, approximately 71 percent of the revenues earned by the Company were from clients who had previously retained the Company. In fiscal 2001, two clients each represented approximately 11 percent of the Company's annual revenues earned for the year. In fiscal 2000, one client represented 21 percent of the Company's annual revenues earned for that year. For fiscal 1999, no single client accounted for greater than 10 percent of the

Company's annual revenues. The following chart sets forth certain information regarding the Company's annual revenues during the past three fiscal years:


                                       Fiscal Year Ended June 30,
                                       --------------------------

 Industry                        2001       2000       1999     Representative Clients
 --------                        ----       ----       ----     ----------------------

 Telecommunications/                                            Hewlett Packard, IBM, Microsoft, Qwest Communications,
 Information Technology           52.6%      48.0%      40.9%   Tellabs

 Health Care/
 AgriBusiness                     16.3       17.3       21.7    Amgen, Bristol-Myers Squibb, Eli Lilly, Pfizer

 Consumer Products                 9.2       10.9        9.0    Bausch & Lomb, Michelin, Marriott International, Chiquita

 Manufacturing/Industrial          8.0        7.1        9.0    Dow Chemical, Dow Corning, Texaco

 Financial Services                6.2        9.0        6.1    Fidelity Investments, First USA, T. Rowe Price, UBS AG

 Other                             7.7        7.7       13.3    Prognostics, DTI, Associates Credit Card Service
                                   ---      -----     ------

 Totals                          100.0%     100.0%     100.0%
                                 =====      =====      =====

PRODUCTS AND SERVICES

     The Company believes it enjoys advantages over competitors due to its ability to conduct predictive marketing research studies, which attempt to predict consumer, business or physician behavior in various alternative scenarios. The Company believes this is superior to more traditional market research, which is diagnostic in nature. The Company's principal proprietary predictive technologies and associated services include the following:

o TOTAL E-SURVEY(TM) is the Company's web service that combines the firm's advanced market research technologies and international expertise to provide a web-based data collection capability.

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

o PREDICTIVE SEGMENTATION(R) is a technology that enables marketers to identify the various segments and/or sub-markets of individual products and to differentiate the demands of each segment. Clients utilize Predictive Segmentation to combine demographic and usage/attitude factors to determine the optimal segmentation for their products.

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

GEOGRAPHIC LOCATIONS

     The  Company's  headquarters  are located in  Princeton,  New  Jersey.  The
Company  has  domestic   offices  in  Minneapolis  and  Tampa  as  well  as  two
international offices in London, England.

     The Company has an agreement pursuant to which the Company authorizes Paradigma S.A. ("Paradigma") to use the name "Total Research Argentina".

     The Company has an alliance with Asia Marketing Intelligence ("AMI"), the largest independent data collection services firm in Asia, which enables the Company to offer full, comprehensive service for its Asian component of global studies.

INTERNATIONAL OPERATIONS

     In fiscal 2001, approximately 40 percent of the Company's revenues were attributable to projects that the Company conducts for its clients involving market research which is performed on a global basis. The Company has conducted research projects in Europe, South America, Canada, Africa, China, Japan, Australia and India. To engage in its international market research activities, the Company has expanded multi-lingual telephone interviewing facilities and developed a network of relationships (such as those with Paradigma and AMI) with market research organizations in essential locations around the world. These alliances enable the Company to maintain the quality and reliability of its data collection activities.

ORGANIZATIONAL STRUCTURE

     The Company currently operates as four market research divisions.

     The Customer Loyalty Management division operates from offices in Princeton and Minneapolis. This division provides clients with an organized, controlled means of improving their operating results and marketplace performance through the effective use of information from customers and employees. Clients are primarily in the telecommunications, information technology, travel, and banking industries. The Customer Loyalty division accounted for approximately 29 percent of the revenues generated by the Company in fiscal 2001.

     The Global Life Sciences division is international in nature, with staff in both the Princeton and London offices. The division conducts global market research in the pharmaceutical, health care, biotechnology and agricultural industries. Global Life Sciences accounted for approximately 14 percent of the revenues generated by the Company in fiscal 2001.

     The Strategic Brand Research division operates from the Princeton and Minneapolis offices. The division conducts market research on a global basis in the consumer products/consumer packaging goods, information technology, automotive and telecommunications industries. This division accounted for approximately 21 percent of the revenues generated by the Company in fiscal 2001.

     The Total Research Europe division operates from the Company's London, England offices. The Total Research Europe division conducts market research mainly within Europe and Asia in the consumer products/consumer packaging goods, financial services, information technology, manufacturing/industrial and telecommunications industries. The Total Research Europe division accounted for approximately 36 percent of the revenues generated by the Company in fiscal 2001.

FEE ARRANGEMENTS

     The Company generally obtains full-service and advanced level research assignments through competitive bidding. Most contracts are awarded on a fixed-fee basis, subject to adjustment under certain circumstances.

     The Company also designs and implements multi-client studies, such as EquiTrend(R)and Airtrack, to address informational needs shared by multiple existing and potential clients. The Company usually develops the initial focus and study design of a multi-client study at its own expense prior to obtaining client commitments. The Company then sells the completed study to existing and potential clients on a non-exclusive basis.

COMPETITION

     The market research industry is highly competitive and is characterized by a large number of relatively small organizations and a limited number of large full service organizations, many of which are believed to have financial resources greater than those of the Company. Management believes that it is currently one of the leading providers of market research and analysis services using advanced statistical techniques. In 2001, the Company was listed as the 22nd largest US company, measured by revenues, in the marketing research industry by a leading industry publication. The Company's primary competitors include: Burke Marketing Services, Inc.; M/A/R/C, Inc.; Maritz, Market Facts, Inc.; National Analysts; Opinion Research Corporation; and Walker Research Incorporated.

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

EMPLOYEES

     As of June 30, 2001, the Company employed 244 full-time employees. The Company uses approximately 500 part-time, hourly employees for data gathering and processing purposes. All employees are non-union. The Company believes that its relationship with its labor force is good.

TRADEMARKS

     The Company owns 13 trademarks registered with the United States Patent and Trademark Office and/or similar regulatory authorities in other countries. Federally registered trademarks have perpetual life, provided they are renewed on a timely basis and used properly as trademarks, subject to the rights of third parties to seek cancellation of the marks. The Company regards its trademarks and other proprietary rights as valuable assets and believes that they have significant value in the marketing of its products. The Company protects its trademarks against infringement.

FACTORS AFFECTING FUTURE PERFORMANCE

Fluctuations in economic trends could harm the Company's business.

     The  Company's   operating   results  are  affected  by  general   economic
conditions, as well as trends in the marketing industry. A reduction in marketing expenditures by the Company's clients could result from a general decline in economic conditions or a decline in economic conditions in particular markets where the Company conducts business. If the Company's clients reduce their marketing expenditures, the Company's business would likely suffer.

Fluctuations in the Company's operating results may cause its stock price to decline and its business to suffer.

     A number of factors that are beyond the Company's control can adversely affect the demand of the Company's existing clients for its services and impair its ability to attract new clients. These include the following:

     o general economic conditions;

     o development of products and services by the Company's competitors;

     o changes in management or ownership of an existing client; and

     o other industry-specific trends.

As a result of any or all of the foregoing, the Company may provide different amounts of services to its clients from year to year, and these differences can contribute to fluctuations in the Company's operating results.

The Company may not be able to compete successfully.

     The markets for the Company's products and services are highly competitive. The Company competes for clients with market research firms offering traditional market research and Internet-based services. The Company faces competition from other traditional market research firms who have developed Internet-related products and services and from other companies with access to large databases of individuals with whom they can conduct research.

     Although the Company believes that it offers a competitive combination of services and products, many of the Company's current and potential competitors have longer operating histories and greater financial and marketing resources. These competitors may be able to undertake more extensive marketing campaigns for their services, adopt more aggressive pricing policies and make more attractive offers to potential employees, strategic partners and customers. The above factors, either alone or in combination, could result in reduced levels of revenue and profitability.

The Company is dependent on senior management and other key employees.

     The Company's success depends to a significant extent upon its senior management and certain other key employees. The loss of the service of senior management or other key employees could have a material adverse effect on the Company. Furthermore, the Company believes that its future success will also depend to a significant extent upon its ability to attract, train and retain highly skilled technical, management, sales and marketing personnel. Competition for such personnel is intense, and the Company expects that such competition will continue for the foreseeable future. The Company has from time to time experienced difficulty in attracting candidates with appropriate qualifications. The failure to attract or retain such personnel could have a material adverse effect on the Company's business, operating results and financial condition.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company's headquarters and principal United States operating facility is located in Princeton, New Jersey. As of June 30, 2001, the Company leased approximately 46,000 square feet of office space for its Princeton operations; the lease expires June 30, 2006. The Company is currently sub-leasing approximately 10,000 square feet of this space to a third party.

     The Company leases 6,083 square feet for a sales office in Minneapolis, Minnesota. The lease expires on April 30, 2004. The Company leases 13,529 square feet for a telephone data-collection facility in Tampa, Florida. The lease expires on December 31, 2004. In the United Kingdom, the Company leases 21,473 square feet for its Brentford, London office space. The lease expires October 31, 2010 with a tenant break clause at October 31, 2004. In addition to the Brentford facility, the Company leases approximately 10,000 square feet of office space in Maidenhead, London. The lease expires in 2005.

ITEM 3.  LEGAL PROCEEDINGS

     As of June 30, 2001, there were no material legal actions or proceedings pending or, to the knowledge of the Company, threatened, to which the property of the Company was subject, or to which the Company was a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of fiscal 2001, no matters were submitted to a vote of security holders of the Company.

                                     PART II

ITEM 5.  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

     The Company's common stock trades on the Nasdaq National Market. The quarterly high and low closing bid prices of the Company's common stock, as reported by the Nasdaq National Market, from fiscal 2000 to August 29, 2001, were as follows:

                                       High                     Low

Fiscal 2000
     First Quarter                     $4.00                   $3.13
     Second Quarter                     7.94                    3.25
     Third Quarter                      7.63                    5.00
     Fourth Quarter                     6.00                    2.38


Fiscal 2001
     First Quarter                     $4.03                   $2.69
     Second Quarter                     3.88                    2.75
     Third Quarter                      3.69                    2.56
     Fourth Quarter                     2.48                    1.90


Fiscal 2002
     First Quarter (through
     August 29, 2001)                  $2.86                   $1.91

     The above listed quotes reflect inter-dealer prices without retail mark-up, mark-down or commissions and are not necessarily representative of actual transactions.

     As of August 29, 2001, the Company had 388 stockholders of record of its common stock. The Company has never declared a dividend and does not plan to do so in the near future.

     In July of 1998, the Company entered into an agreement with a number of investors pursuant to which the Company sold 1,000,000 shares of common stock at $2.25 per share and issued options to purchase an aggregate of 250,000 shares of common stock at an exercise price of $2.25 per share (exercisable for 5 years). Such common stock was sold in a transaction that was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The agreement also provides that the investors will, under certain circumstances, provide or arrange for others to provide up to $25,000,000 in debt or equity financing to complete acquisitions and/or projects approved by the Company's Board of Directors.

ITEM 6.           SELECTED FINANCIAL DATA

                     SELECTED FINANCIAL DATA FOR YEARS ENDED
                     ---------------------------------------
                    JUNE 30, 2001, 2000, 1999, 1998 AND 1997
                    ----------------------------------------

     The selected financial data as of June 30, 2001, 2000, 1999, 1998, and 1997 and for each of the years then ended has been derived from the audited consolidated financial statements of the Company. The selected financial data should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements of the Company and the notes thereto and the other financial information included in Item 14 of the Company's Annual Report on Form 10-K for the year ended June 30, 2001.

                                                                     Year Ended June 30,
                                             --------------------------------------------------------------------
Statement of Income Data ($000, except per
share amounts):                                      2001         2000         1999         1998         1997
                                                     ----         ----         ----         ----         ----
Revenues                                         $53,782      $ 50,756      $  41,562    $  34,057    $  29,443
Direct costs                                      25,047        25,028         20,450       16,641       14,942
                                             --------------------------------------------------------------------
Gross profit                                      28,735        25,728         21,112       17,416       14,501
Operating expenses                                25,304        22,739         17,802       14,868       13,221
Unusual charges                                      145             -            320          723            -
                                             --------------------------------------------------------------------
Income from operations                             3,286         2,989          2,990        1,825        1,280
Interest income (expense)                            114           152            231           20         (202)
Other income, net                                      -             -              -           40           50
Minority Interest                                   (144)          (35)             -            -            -
                                             --------------------------------------------------------------------
Income before income taxes                         3,256         3,106          3,221        1,885        1,128
Provision for income taxes                         1,206         1,189          1,245          760          490
                                             --------------------------------------------------------------------
Net income                                        $2,050      $  1,917       $  1,976    $   1,125      $   638
                                             ====================================================================
Net income per diluted share                       $0.16      $   0.14       $   0.16     $   0.10     $   0.06
                                             ====================================================================


                                                                          June 30,
                                             --------------------------------------------------------------------
Balance Sheet Data ($000):                           2001         2000         1999         1998         1997
                                                     ----         ----         ----         ----         ----
Working capital (deficiency)                       $4,760        $4,065      $  4,514     $    801    $  (1,151)
Total assets                                       29,209        35,119        21,717       15,469       12,948
Current portion of long-term debt                     950         3,438           282           19          215
Long-term obligation, less current portion              -         3,702             -            -            -
Stockholders' equity                              $14,377       $11,905      $  9,079    $   5,077     $  3,648

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

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

                                                              Year Ended June 30,
                                                   2001                     2000                      1999
                                                   ----                     ----                      ----
Revenues                              $53,782         100.0%    $  50,756       100.0%      $  41,562      100.0%
Direct costs                           25,047          46.6        25,028        49.3          20,450        49.2
                               -----------------------------------------------------------------------------------
Gross profit                           28,735          53.4%       25,728        50.7%         21,112       50.8%
Operating expenses                     25,304          47.0        22,739        44.8          17,802       42.8
Unusual costs                             145           0.3             -           -             320        0.8
                               -----------------------------------------------------------------------------------
Income from operations                  3,286           6.1%        2,989         5.9%          2,990        7.2%
Interest income                           114           0.2           152         0.3             231        0.6
Minority Interest                        (144)         (0.3)          (35)       (0.1)              -          -
                               -----------------------------------------------------------------------------------
Income before income taxes              3,256           6.0%        3,106         6.1%          3,221        7.8%
Provision for income taxes              1,206           2.2         1,189         2.3           1,245        3.0
                               -----------------------------------------------------------------------------------
Net  income                            $2,050           3.8%    $   1,917         3.8%       $  1,976        4.8%
                               ===================================================================================

FISCAL YEAR ENDED JUNE 30, 2001 AS COMPARED TO FISCAL YEAR ENDED JUNE 30, 2000

     Revenues increased approximately 6.0 percent from fiscal 2000 to fiscal 2001. This is attributable to stability in the core business and to the acquisition of Romtec in May 2000. Fiscal 2001 core business declined slightly after the Company's leading client in fiscal 2000 (21 percent of fiscal 2000 revenue) decreased its volume to represent 11 percent of fiscal 2001 revenue.

     The gross profit increased from approximately $25,728,000 in fiscal 2000 to approximately $28,735,000 in fiscal 2001, an increase of $3,007,000. Gross profit increased as a result of increased revenues and because direct costs decreased as a percentage of revenues. Direct costs as a percentage of revenues were reduced, as more use was made of the Company's internal telephone facilities. Additionally, the Romtec work, in general, requires lower direct costs to service. As a percentage of revenues, gross profit increased from 50.7 percent of revenues in fiscal 2000 to 53.4 percent of revenues in fiscal 2001.

     Operating costs increased from approximately $22,739,000 in fiscal 2000 to approximately $25,304,000 in fiscal 2001, or $2,565,000. As a percentage of revenues, operating costs increased from 44.8 percent in fiscal 2000 to 47.0 percent in fiscal 2001. The increase is attributable to increased costs associated with a full year of Romtec's operations, as well as increased costs for labor, depreciation and rents. Included in unusual charges are transaction costs related to the proposed merger with Harris.

     Income from operations increased as a percentage of revenues from 5.9 percent in fiscal 2000 to 6.1 percent in fiscal 2001, or approximately $297,000. The increase is primarily due to lower direct costs as a percentage of revenues in fiscal 2001 than in fiscal 2000.

     Net interest income decreased from fiscal 2000 to fiscal 2001 by approximately $38,000. This is the result of loans used to acquire Romtec being outstanding for a longer period of time in fiscal 2001 than fiscal 2000 and generating more interest expense.

     The provision for income taxes increased from approximately $1,189,000 in fiscal 2000 to $1,206,000 in fiscal 2001, or $17,000, due to increased income in fiscal 2001. The effective tax rate decreased from 38.3 percent in fiscal 2000 to 37.0 percent in fiscal 2001 primarily due to a higher percentage of income being earned overseas in lower tax rate jurisdictions.

     The Company defines backlog as the unearned portions of its existing contracts at each balance sheet date. As of June 30, 2001, backlog was approximately $15,383,000, as compared to a backlog of

FISCAL YEAR ENDED JUNE 30, 2001 AS COMPARED TO FISCAL YEAR ENDED JUNE 30, 2000 (CONT'D)

approximately $19,900,000 as of June 30, 2000. The amount of backlog at any time may not be indicative of intermediate or long-term trends in the Company's operations.

FISCAL YEAR ENDED JUNE 30, 2000 AS COMPARED TO FISCAL YEAR ENDED JUNE 30, 1999

     Revenues increased approximately 22.0 percent from fiscal 1999 to fiscal 2000. This was attributed to growth in the core business. Included in fiscal 2000 revenues are Romtec results for May and June.

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

     Operating costs increased from approximately $17,802,000 in fiscal 1999 to approximately $22,739,000 in fiscal 2000, or $4,937,000. As a percentage of revenues, operating costs increased from 42.8 percent in fiscal 1999 to 44.8 percent in fiscal 2000. The increase was attributed to additional costs associated with increasing the capacity of the Company's two centers, startup costs associated with developing new web products and services, additional marketing costs for new sales material as well as additional labor costs. Unusual costs recorded in 1999 related to the transition agreement for key executives.

     Income from operations decreased as a percentage of revenues from 7.2 percent to 5.9 percent in fiscal 2000, or approximately ($1,000). The decrease was primarily attributed to the increase in operating costs from year to year.

     Interest income decreased from fiscal 1999 to fiscal 2000 by approximately ($79,000). This is the result of the interest paid on loans used to acquire Romtec and the Company's working capital facility offset by interest earned on higher cash balances held in the United States and by Romtec.

     The provision for income taxes decreased due to lower income before taxes for the reasons stated above. The effective tax rate decreased from 38.6 percent in fiscal 1999 to 38.3 percent in fiscal 2000 primarily due to a higher percentage of income being earned overseas in lower tax rate jurisdictions.

     The Company defines backlog as the unearned portions of its existing contracts at each balance sheet date. As of June 30, 2000, backlog was approximately $19,900,000, as compared to a backlog of approximately $18,100,000 as of June 30, 1999. The $19,900,000 figure is the largest backlog figure in the Company's history. The amount of backlog at any time may not be indicative of intermediate or long-term trends in the Company's operations.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's cash and cash equivalents decreased from approximately $6,712,000 in fiscal 2000 to approximately $2,308,000 in fiscal 2001. The Company was able to generate approximately $814,000 from operating activities and approximately $1,107,000 from investing activities, which included the sale of Romtec GfK. The Company was able to generate positive cash flows from the issuance of common stock in connection with the exercise of stock options. The Company utilized approximately $6,189,000 in cash to repay bank and other related debt incurred related to the acquisition of Romtec, approximately $1,018,000 to purchase equipment and leasehold improvements, and approximately $38,000 to purchase 16,500 shares of the Company's stock.

-------------------------------

     As of June 30, 2001, the Company's working capital increased $695,000 to $4,760,000 from $4,065,000 as of June 30, 2000, and the current ratio increased from 1.21 in fiscal 2000 to 1.33 in fiscal 2001.

     The Company has a credit agreement with Fleet/Summit Bank, located in Princeton, NJ. The credit agreement consists of two facilities with aggregate borrowing availability of up to $10 million. Facility "A" is a term loan and was designated for the acquisition of Romtec (acquired May 12, 2000), a wholly owned subsidiary of the Company, and is capped at $3,500,000. Facility "B" is a line of credit designated for working capital purposes, and is capped at the difference between $10,000,000 less the balance of Facility "A". The interest rate for the entire credit agreement is prime plus one-half percent. This credit agreement is scheduled to expire on March 31, 2005. All outstanding balances under this agreement were repaid as of June 30, 2001.

     In addition, the Company has a bank overdraft facility of (pound)400,000 (approximately $566,000 U.S. dollars) with Barclays Bank, its London bank. The borrowings are charged at a rate of 3 percent above the UK base Rate. At June 30, 2001 and 2000, borrowings were (pound)0 against this overdraft facility.

IMPACT OF INFLATION
-------------------

     Inflation had no material effect on the financial performance of the Company during fiscal 2001.

NEW ACCOUNTING PRONOUNCEMENTS FROM FINANCIALS
---------------------------------------------

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001 with early application allowed at the beginning of fiscal years beginning after March 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with these Statements. Other intangible assets will continue to be amortized over their useful lives.

     The Company will implement early adoption of the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. Application of the non-amortization provisions of the Statement is expected to result in an increase in operating income of approximately $337,000 per year. During the first quarter of 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of July 1, 2001, and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

     In June 1998, the FASB issued SFAS No. 133 ("Statement 133"), Accounting for Derivative Instruments and Hedging Activities. This Statement requires that all derivatives be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company will be required to adopt Statement 133, as amended by Statement No. 137, which deferred the effective date to January 1, 2001. The provisions of this statement shall not be applied retroactively to financial statements of prior periods. The Company will adopt Statement 133 as of July 1, 2001. The Company believes that there will be no impact to the Company's results of operations, financial position or cash flows upon the adoption of Statement 133.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

IDENTIFICATION OF DIRECTORS

     Albert Angrisani, age 52. Mr. Angrisani has been a Director of the Company since 1994 and has been President and Chief Executive Officer since July 1998. Prior to July 1998, Mr. Angrisani was a consultant to the Company. From January 1993 to April 1998, Mr. Angrisani was the President of the Princeton-Potomac Management Company, a consulting and financial services firm.

     David Brodsky, age 64. Mr. Brodsky has been a Director of the Company since 1998 and has been Chairman of the Board of Directors of the Company since July 1998. He has been a private investor during the past six years. He is directly involved in the Company's e-Commerce business initiatives. See the section on "Certain Relationships and Related Transactions".

     John P. Freeman, age 42. Mr. Freeman has been a Director of the Company since 1999. Mr. Freeman is Senior Vice President, Capital Markets and a founder of Emerging Growth Equities, Ltd., an investment banking and institutional research brokerage firm. Mr. Freeman also is the founder and President and CEO of Covenant Partners, a hedge fund focused on investing in the direct marketing industry. From November 1992 to May 1996, Mr. Freeman was the Director of Investor Relations and Strategic Planning and Development for DiMark, Inc. Prior to his employment at DiMark, he was the Director of Investor Relations for ADVANTA, a direct marketer of consumer financial services products, from 1990 to 1992.

     George Lindemann, age 65. Mr. Lindemann has been a Director of the Company since 1998. Mr. Lindemann has been Chairman and Chief Executive Officer of Southern Union Company since February 1990. He is also Chairman & Chief Executive Officer of Activated Communications, Inc. He was the founder, Chairman and Chief Executive Officer of Metro Mobile CTS, Inc. from 1982 to 1992 when it merged with Bell Atlantic Corporation. During the same period, he was President and Chief Executive Officer of Metro Mobile Communications, Inc.

     Howard L. Shecter, age 58. Mr. Shecter has been a Director of the Company since 1998. Mr. Shecter is a senior partner with the law firm of Morgan, Lewis & Bockius LLP and has been with such firm since 1968. Mr. Shecter served as a managing partner of Morgan, Lewis, & Bockius LLP from 1979 to 1983 and was the Chairman of the Executive Committee of that firm in 1985. Mr. Shecter is also a director of Ashbridge Corporation, Ashbridge Investment Management and Heintz Investment Company. He is directly involved in the Company's corporate development initiatives. See the section on "Certain Relationships and Related Transactions".

     J. Edward Shrawder, age 60. Mr. Shrawder has been a Director of the Company since 1993. Mr. Shrawder has been the Chief Financial Officer of Kent Research, a marketing research firm located in Illinois, since 1993. From 1987 to 1990, he was President of Elrick & Lavidge, a major marketing research firm.

     Lorin Zissman, age 71. Mr. Zissman has been a Director of the Company since 1975. Mr. Zissman, founder of the Company, become Chairman Emeritus of the Board of Directors in April 1998. Mr. Zissman served as Chairman of the Board of Directors and Chief Executive Officer of the Company from its founding in 1975 to April 1998.

DIRECTOR COMPENSATION

     Directors who are employees of the Company do not receive compensation for serving on the Board of Directors. Non-employee directors are reimbursed for their out-of-pocket expenses incurred in connection with attending Board meetings. Non-employee directors elected to the Board prior to September 23, 1998 received 10,000 stock options upon joining the Board of Directors. Since September 23, 1998, non-employee directors joining the Board receive 50,000 stock options. In addition, at the end of each year of service on the Board of Directors, each director receives 10,000 stock options. See also "Certain Relationships and Related Transactions - Agreements with Other Employee Directors."

IDENTIFICATION OF EXECUTIVE OFFICERS

     The following table provides certain information as of August 1, 2001, about each of the Company's executive officers.

Name                       Position(s) with Company
----                       ------------------------

Albert Angrisani           President, Chief Executive Officer and Director

Harry McCord               Executive Vice President, Managing Director
                           Global Life Sciences & Brand

Gareth Davies              Managing Director, Total Research Europe Division

Theresa Flanagan           President, Customer Loyalty

Jane B. Giles              Corporate Secretary

William Guerin             Vice President, Business Development

Patti Hoffman              Chief Administrative Officer

Matthew Kirby              Chief Financial Officer

Chris Kuever               Chief Technology Officer

Russell V. Nathan          Chairman, Total Research Europe Division

Mark Nissenfeld, Ph.D.     Executive Vice President

     The business experience, principal occupation, employment and certain other information concerning each of the Company's executive officers is set forth below.

     Albert  Angrisani,  age 52,  has been the  Company's  President  and  Chief
Executive Officer since July 1998. Prior to July 1998, Mr. Angrisani was a consultant to the Company. From January 1993 to April 1998, Mr. Angrisani was the President of the Princeton-Potomac Management Company, a consulting and financial services firm.

     Gareth Davies, age 44, assumed the position of Managing Director, Total Research Europe division in June 1998. In 1989 he joined Business Marketing Services as a Financial Controller and had been its Financial Director prior to its purchase by Total Research Corporation in 1994.

     Theresa Flanagan, age 40, became President of the Customer Loyalty Management division of the Company in July 1996. Ms. Flanagan joined the Company in 1983 and served as Senior Vice President from June 1993 to July 1996.

     Jane B. Giles, age 55, has been Corporate Secretary since July 1, 1999. She joined the Company in April 1997 as Human Resources Manager. Prior to joining the Company she was employed by Mobil Oil Corporation for 20 years as a Human Resources Specialist.

     William Guerin, age 42, joined the Company in July 1999 as Vice President of Business Development. Prior to opening his own consulting firm in August 1998, he served as Manager of Sales Performance for Pennsylvania Power and Light Company, Inc. from 1996 to 1998.

     Patti Hoffman, age 52, assumed the position of Chief Administrative Officer effective as of July 1, 1999. From June 1996 to June 1999, she had been President of the U .S. Regional Offices division of the

Company. Ms. Hoffman joined the Company in February 1995 as Vice President-Human Resources. Prior to that time, Ms. Hoffman was an independent human resources consultant.

     Matthew Kirby, age 44, has been Chief Financial Officer since July 2000. He joined the Company in April 2000 as Acting Chief Financial Officer, Acting Chief Accounting Officer and Acting Treasurer. Prior to joining the Company he had been with United News and Media, plc as Executive Vice President, Chief Financial Officer from 1989 to 2000. From 1984 to 1989 he had been Director of Accounting with USA Network and from 1981 to 1984 he was International Accountant for AFS International/Intercultural Programs, Inc.

     Chris Kuever, age 45, became Chief of Global Operations in April 2001. From January 1999 to April 2001 he was Senior Vice President and Director of Global Operations. He joined the Company in March 1989 and most recently was Vice President and Director of Data Processing.

     Harry McCord, age 50, joined the Company on July 23, 2001 as Executive Vice President, Managing Director. Prior to joining the Company he had been Vice President/Officer of ORC International from 2000 to present. From 1998 to 1999 Mr. McCord had been Senior Vice President/Director of Ziment Associates.

     Russell V. Nathan, age 62, was founder, chairman and managing director of Romtec Plc, which went public in an initial public offering on the London Stock Exchange in April 1996. Since the acquisition of Romtec Plc by the Company on May 12, 2000, Mr. Nathan has served as Chairman of Total Research Europe division. In 1997, Mr. Nathan was awarded a Commander of the British Empire in Queen's Birthday Honours. Mr. Nathan is past chairman of the British Market Research Association, Thames Valley Enterprise, Thames Valley Business Link and Thames Valley Economic Partnership. Currently he is a Vice-President of the Marketing Council and a Director of the South East England Development Agency.

     Mark Nissenfeld, Ph.D., age 44, became Executive Vice President and Director of Pricing and Project Management Financial Controls in July 2000. From July 1996 to July 2000, he was President of the Global Life Sciences division of the Company. Dr. Nissenfeld joined the Company in June 1993 as Research Director of the Company and Managing Director of the Life Sciences division.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934.

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers and persons who beneficially own more than ten percent of the Company's Common Stock to report their ownership of and transactions in the Company's Common Stock to the Securities and Exchange Commission and the Nasdaq National Market. Copies of these reports are also required to be supplied to the Company. The Company believes, based solely on a review of the copies of such reports received by the Company, that during year end June 30, 2001 all Section 16(a) reporting requirements applicable to its directors, executive officers, and 10% shareholders were complied with except as follows: Matthew Kirby inadvertently filed late the initial Form 3 to disclose his holdings of the Company's common stock at the time he was appointed Chief Financial Officer; Russell V. Nathan inadvertently filed late the Form 4 to disclose his stock option grant on November 9, 2000 for 100,000 shares.

ITEM 11.  EXECUTIVE COMPENSATION.

                           SUMMARY COMPENSATION TABLE

     The following table sets forth compensation earned, whether paid or deferred, by each Named Executive Officer for services rendered in all capacities to the Company during the fiscal years ended June 30, 2001, 2000 and 1999.

                                                                           LONG-TERM COMPENSATION
                                                                                   AWARDS                    ALL OTHER
                                         ANNUAL COMPENSATION                SECURITIES UNDERLYING          COMPENSATION
NAME AND PRINCIPAL POSITION      YEAR      SALARY ($)      BONUS ($)             OPTIONS (#)                    ($)
---------------------------      ----      ----------      ---------             -----------                    ---

Albert Angrisani.........        2001        325,000        175,000                                          18,138(3)
  President and Chief            2000        200,000        125,000                   -                      18,000(3)
  Executive Officer (1)          1999        175,000        125,000              430,000(2)                  12,000(4)

Matthew Kirby                    2001        200,000           -                      -                      10,866(3)
  Chief Financial Officer

Patti Hoffman............        2001        170,000           -                                             11,347(3)
  Chief Administrative Officer   2000        150,000           -                      -                      10,500(3)
  Offices division               1999        140,000        40,000                    -                      10,140(3)

 Mark Nissenfeld.........        2001        170,000           -                                             11,189(3)
  Executive Vice President  &    2000        170,000           -                      -                      11,100(3)
  Director of Pricing &          1999        155,847           -                      -                      12,000(3)
  Project
  Management Financial
  Controls

Theresa Flanagan.........        2001        150,000        58,000                                           40,237(5)
  President - Customer           2000        140,000           -                                             10,200(3)
  Loyalty division               1999        134,480        44,300                    -                      10,034(3)

-------------------------------------------------------------------------------------------------------------------
(1)      Mr.  Angrisani  assumed the  responsibilities  of President and Chief Executive  Officer of the Company on
         July 1, 1998.  Prior to July 1998, Mr. Angrisani was a consultant to the Company.
(2)      Represents  Incentive  Stock Options  granted to Mr.  Angrisani.  See "Report on Executive  Compensation -
         Compensation of the Chief Executive Officer."
(3)      Represents the Company's match on employee 401(k) contributions and car allowance.
(4)      Represents Mr. Angrisani's car allowance.
(5)      Represents the Company's match on 401(k) contribution, car allowance and commissions.


STOCK OPTIONS

     The following table contains information concerning the grant of stock options under the Company's 1995 Stock Incentive Plan to the Named Executive Officers during the 2001 fiscal year:

OPTION GRANTS IN LAST FISCAL YEAR

                                                         INDIVIDUAL GRANTS

                              NUMBER OF
                             SECURITIES              % OF UNDERLYING
                         UNDERLYING OPTIONS    OPTIONS GRANTED TO             EXERCISE PRICE       EXPIRATION
                             GRANTED(1)          EMPLOYEES IN FISCAL YEAR       ($/SHARE)             DATE

Matthew Kirby                  100,000                    22.7%                   2.6875             7/2/10

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND VALUE OF OPTIONS AT FISCAL YEAR END

                                                               NUMBER OF                     VALUE OF
                                                               SECURITIES                  UNEXERCISED
                         NUMBER OF                             UNDERLYING                  IN-THE-MONEY
                          SHARES                              UNEXERCISED                  OPTIONS AT
                        ACQUIRED ON      VALUE         OPTIONS AT FISCAL YEAR-END      FISCAL YEAR-END (1)
        NAME             EXERCISE       REALIZED      (EXERCISABLE/UNEXERCISABLE)  (EXERCISABLE/UNEXERCISABLE)
        ----             --------       --------      ---------------------------- ---------------------------
                                          ($)                     (#)                          ($)
                                          ---                     ---                          ---
Albert Angrisani          540,000      1,906,200            126,315/303,685                     -
Matthew Kirby                -             -                 66,000/34,000                      -
Theresa Flanagan             -             -                   188,500/0                    229,499/-
Patti Hoffman             63,464        128,832                    -                            -
Mark Nissenfeld           126,925       257,658                    -                            -
-----------------------
(1)  Market value of underlying shares of Common Stock, based on the average of the high and low sales price ($2.03),  on June 29,
     2001, minus the aggregate exercise price.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee consisted of Albert Angrisani, David Brodsky, John P. Freeman, George Lindemann and Howard L. Shecter. Mr. Angrisani, in addition to being a director, is also President and Chief Executive Officer of the Company. No executive officer of the Company served on the compensation committee of another entity or on any other committee of the board of directors of another entity performing similar functions during the last fiscal year, with the exception of J. Edward Shrawder, a director of California Investment Management and Howard Shecter, director of Heintz Investment Company, Ashbridge Corporation and Ashbridge Investment Management..

COMPENSATION OF THE CHIEF EXECUTIVE OFFICER

     The compensation package of Mr. Angrisani, the Company's President and Chief Executive Officer, consists primarily of base salary and bonus components. The levels of base salary and bonus, as well as the factors considered in determining such levels, are established by Mr. Angrisani's Employment Agreement and the Compensation Committee of the Company's Board of Directors.

     In fiscal 2001, Mr. Angrisani earned a base salary of $325,000. In addition, pursuant to his employment agreement, Mr. Angrisani receives certain other customary perquisites and benefits. As of August 1, 2001, Mr. Angrisani beneficially owned 430,000 incentive stock options which were granted to Mr.
Angrisani  on April 6, 1999,  which are  subject to a 10-year  vesting  schedule
(although the options will become fully vested and exercisable upon the consummation of the proposed merger with Harris). Mr. Angrisani's ability to sell the shares acquired through the exercise of these stock options is contingent upon meeting designated performance goals.

STOCK PERFORMANCE GRAPH

     The following graph depicts the cumulative total return on the Company's Common Stock compared to the cumulative total return for the Nasdaq Composite Index and the Nasdaq Industrial Index. The graph assumes an investment of $100 on June 30, 1996. Reinvestment of dividends is assumed in all cases.

                                 [insert graph]

     The comparisons on the graph above are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of the Company's Common Stock.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     The following table sets forth information, as of August 1, 2001, concerning the common stock of the Company beneficially owned by (i) each director and nominee of the Company, (ii) the Company's Chief Executive Officer and its other four most highly compensated Executive Officers during the fiscal year ended June 30, 2001 (collectively, the "Named Executive Officers"), (iii) all executive officers and directors as a group, and (iv) each stockholder known by the Company to be the beneficial owner of more than 5% of the outstanding common stock.

Name and Address of Beneficial Owner           Shares Beneficially Owned     Percent of Outstanding Shares

Albert Angrisani(1)                                       714,540                          5.2%
c/o Total Research Corporation
5 Independence Way
Princeton, New Jersey 08543

David Brodsky (2)                                         938,676                         6.8%
c/o Total Research Corporation
5 Independence Way
Princeton, New Jersey 08543

Theresa Flanagan (3)                                      278,888                         2.0%
c/o Total Research Corporation
5 Independence Way
Princeton, New Jersey 08543


John P. Freeman (4)                                       222,483                         1.6%
c/o Covenant Partners
500 N. Gulph Road, Suite
King of Prussia, PA  19406

Patti Hoffman                                             134,036                         1.0%
c/o Total Research Corporation
5 Independence Way
Princeton, New Jersey 08543

Matthew Kirby (5)                                          66,000                          *
c/o Total Research Corporation
5 Independence Way
Princeton, New Jersey 08543

George L.  Lindemann(6)                                   308,043                         2.2%
c/o Southern Union Company
767 Fifth Avenue, 50th Floor
New York, New York 10153

Mark Nissenfeld                                           126,925                          *
c/o Total Research Corporation
5 Independence Way
Princeton, New Jersey 08543

Howard L. Shecter(7)                                      439,365                         3.2%
c/o Morgan, Lewis & Bockius LLP
101 Park Avenue
New York, New York 10178

J. Edward Shrawder(8)                                     153,777                         1.1%
c/o Kent Research
1716 Livingston Street
Evanston, Illinois 60201

Lorin Zissman                                            1,254,874                         9.1%
c/o Total Research Corporation
5 Independence Way
Princeton, New Jersey 08543

All directors and executive officers as a                4,864,563                        35.2%
group (16 persons) (9)
--------------------
* Less than 1%

(1) Includes 126,315 shares subject to options exercisable within 60 days and 28,225 performance bonus shares.
(2)  Includes 256,282 shares subject to options exercisable within 60 days.
(3) Includes 188,500 shares subject to options exercisable within 60 days and 10,000 shares owned jointly with her spouse.
(4) Includes 22,500 shares subject to options exercisable within 60 days - includes 200,000 shares owned by a limited partnership over which he has investment power as the General Manager.
(5)  Includes 66,000 shares subject to options  exercisable  within 60 days.
(6)  Includes  115,000 shares subject to options  exercisable  within 60 days.

(7) Includes 226,315 shares subject to options exercisable within 60 days and 20,000 shares owned jointly with his spouse.
(8)  Includes 44,999 shares subject to options exercisable within 60 days.
(9) Includes an aggregate of 1,143,311 shares subject to options exercisable within 60 days.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

EMPLOYMENT AGREEMENTS

     The Company has an employment agreement with Albert Angrisani dated as of July 3, 2000, pursuant to which Mr. Angrisani will serve as President and Chief Executive Officer of the Company for an extended term ending June 30, 2002, at an annual salary of $325,000, subject to an upward adjustment by the Executive Committee of the Board of Directors in fiscal years 2001 and 2002. Mr. Angrisani is also entitled to receive a bonus of up to $175,000 per annum based upon the Company's financial performance. If Mr. Angrisani's employment is terminated by the Company for any reason other than Cause (as defined in the employment agreement) or disability or following a Change in Control (as defined in the employment agreement) for any reason other than Cause, or Mr. Angrisani terminates his employment for Good Reason (as defined in the employment agreement), then the Company is obligated to pay him a lump sum cash severance payment of $1,000,000 and to continue providing all employee benefits to Mr. Angrisani and his family for the remainder of the Term (as defined in the employment agreement) and all options held by Mr. Angrisani would vest immediately. In addition, in the event of a Change in Control, Mr. Angrisani will receive a $250,000 bonus, and if he remains employed for one year following the Change in Control, he will receive another $250,000 bonus and the benefits listed in the previous sentence. Mr. Angrisani has agreed not to engage in a Competing Business (as defined in the employment agreement) during the Term and for a period of one year thereafter, subject to certain exceptions. Mr. Angrisani's employment agreement provides for three non-collateralized annual loans of $100,000 each from the Company. The entire principal and interest on such loans is due on June 30, 2002, provided that the entire amount may be forgiven under certain circumstances described in Mr. Angrisani's employment agreement. Mr. Angrisani's employment agreement provides for a loan of $500,000 to be used by Mr. Angrisani to exercise all or a portion of his non-qualified Option Shares. Interest will be at the minimum applicable federal rate for IRS purposes. Such loans shall be secured by Mr. Angrisani's pledge of sufficient number of Company shares so that the market value of the pledged shares as of the date of loan is at least equal to 125% of the principal amount thereof. The payment term of the loans will be as follows. The entire principal and interest due under the loans will be due on the earlier of (i) June 30, 2002 or (ii) the date Mr. Angrisani's employment with the Company is terminated. This provision shall survive termination of Mr. Angrisani's employment..

     The Company has entered into an employment agreement with each of Theresa Flanagan, Patti Hoffman, Matthew Kirby, and Mark Nissenfeld, dated as of January 2, 1997, January 1, 1999, July 3, 2000 and January 1, 1999, respectively, pursuant to which each serves as an executive officer of the Company for the following periods: Theresa Flanagan for the term ending June 30, 2003, Patti Hoffman for the term ending December 31, 2001, Matthew Kirby for the term ending June 30, 2002 and Mark Nissenfeld for the term ending September 30, 2001. Each of such executive officers is entitled to participate in all benefit plans and performance bonuses offered by the Company. Each such executive officer has agreed not to solicit any of the Company's clients or employees for a period of one year following the termination of his or her respective employment agreement.

AGREEMENTS WITH OTHER EMPLOYEE DIRECTORS

     The Company has employment agreements with certain of its executive officers. In addition, Messrs. Brodsky and Shecter have employment agreements for the period of July 2001 through June 30, 2002, for $75,000 each, to compensate them for their active participation in specific aspects of the Company's business. Messrs. Brodsky's and Shecter's employment agreements are subject to adjustment by the Compensation Committee of the Board of Directors in fiscal year 2002, based on changes in corporate goals and objectives.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS OF FORM 8K


(a)     The following documents are filed as part of this report.

1.      Financial Statements                                                                         Page Reference
        --------------------                                                                         --------------

        Report of Independent Auditors                                                                     F-1

        Consolidated Balance Sheets as of June 30, 2001 and 2000                                           F-2

        Consolidated Statements of Income for the Years Ended June 30, 2001, 2000 and 1999                 F-3

        Consolidated  Statements  of  Stockholders'  Equity for the Years Ended June 30, 2001,             F-4
        2000 and 1999

        Consolidated Statements of Cash Flows for the Years Ended June 30, 2001, 2000 and 1999             F-5

        Notes to the Consolidated Financial Statements                                                     F-6


2.      Financial Statement Schedule
        ----------------------------

        Schedule II - Valuation and Qualifying Accounts                                                    S-1

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable or the required information is given in the Financial Statements or Notes thereto, and therefore have been omitted.

(b)      Reports on Form 8-K

         None.

(c)      Exhibits

     The following documents are filed as part of this Form 10-K at the page indicated or are incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the filing with the Commission which included such document.

     Exhibit No.                      Description
     -----------                      -----------
         2.1 Certificate of Merger dated February 17, 1987 (incorporated herein by reference by the 1999 Form 10-K);

         2.2 Offer Letter, dated as of April 20, 2000 (incorporated herein by reference to Exhibit 2.1 to the Form 8-K);

         2.3 Deed of Irrevocable Undertaking, dated as of April 13, 2000, by Russell Nathan (incorporated herein by reference to Exhibit 2.2 to the Form 8-K);

     Exhibit No.                      Description
     -----------                      -----------
       (cont'd)

         2.4 Deed of Warranties, dated as of April 13, 2000, by Russell Nathan (as Warrantor), Total Research Acquisitions Limited and the Company (incorporated herein by reference to Exhibit
                    2.3 to the Form 8-K);

         2.5 Agreement and Plan of Merger by and among Harris Interactive Inc., Total Merger Sub Inc. and the Company, dated as of August 5, 2001 (incorporated herein by reference to Exhibit
                    2.1 to the Form 8-K filed on August 14, 2001);

         3.1 Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-18, as amended, Registration No. 33-9078-NY; the "Form S-18");

         3.2 By-laws of the Company (incorporated herein by reference to Exhibit 3.2 to the Form S-18);

         10.1 Lease, dated as of December 12, 1985, between the Company and Bellemeade Development Corporation (incorporated herein by reference to Exhibit 10.2 to the Form S-18);

         10.2       Total  Research   Corporation   Savings  &  Retirement  Plan
                    (incorporated herein by reference to Exhibit 10.3 to the Form S-18);

         10.3 Employment Agreement, dated as of January 2, 1997, by and between the Company and Terri Flanagan (incorporated herein by reference to Exhibit 1 of the 1997 Form 10-K);

         10.4 Sublease, dated July 17, 1997, between the Company and Hexaware Technologies (incorporated herein by reference by the 1999 Form 10-K);

         10.5 Employment Agreement, dated as of July 3, 2000, by and between the Company and Albert Angrisani;

         10.6 Employment Agreement, dated as of January 1, 1999, by and between the Company and Patti Hoffman (incorporated herein by reference by the 1999 Form 10-K);

         10.7 Employment Agreement, dated as of January 1, 1999, by and between the Company and Eric Zissman (incorporated herein by reference by the 1999 Form 10-K);

         10.8 Employment Agreement, dated as of January 1, 1999, by and between the Company and Mark Nissenfeld (incorporated herein by reference by the 1999 Form 10-K);

         10.9 Loan Agreement, dated January 1, 1999, between Fleet/Summit Bank and the Company (incorporated herein by reference by the 1999 Form 10-K);

        10.10 1995 Stock Incentive Plan (incorporated herein by reference by the Form S-8, Registration No. 333-74635);

        10.11 1986 Stock Incentive Plan (incorporated herein by reference by the Form S-8, Registration No. 333-74631);

        10.12 Employment Agreement, dated as of July 1, 2000, by and between the Company and Howard L. Shecter;

     Exhibit No.                      Description
     -----------                      -----------
       (cont'd)

        10.13 Employment Agreement, dated as of July 1, 2000, by and between the Company and David Brodsky;

        10.14 Employment Agreement, dated as of July 1, 2001, by and between the Company and Charles J. Cunningham;

        10.15 Employment Agreement, dated as of July 3, 2000, by and between the Company and Matthew Kirby;

        10.16 Employment Agreement, dated as of January 1, 2001, by and between the Company and Chris Kuever;

         21.1       List of Subsidiaries;

         23.1       Consent of Ernst & Young LLP. dated August 29, 2001.

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   August 30, 2001



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

                                            TOTAL RESEARCH CORPORATION

Dated:   August 30, 2001                    By:/s/David Brodsky
                                               ---------------------------------
                                               DAVID BRODSKY, Chairman of the
                                               Board of Directors

Dated:   August 30, 2001                    By:/s/Albert Angrisani
                                               ---------------------------------
                                               ALBERT ANGRISANI, Chief Executive
                                               Officer (principal executive
                                               officer), Director

Dated:   August 30, 2001                    By:/s/Matthew Kirby
                                               ---------------------------------
                                               MATTHEW KIRBY, Acting Chief
                                               Financial Officer and Acting
                                               Chief Accounting Officer

Dated:   August 30, 2001                    By:/s/Howard Shecter
                                               ---------------------------------
                                               HOWARD SHECTER, Director

Dated:   August 30, 2001                    By:/s/George Lindemann
                                               ---------------------------------
                                               GEORGE LINDEMANN, Director

Dated:   August 30, 2001                    By:/s/Jack Freeman
                                               ---------------------------------
                                               JACK FREEMAN, Director

Dated:   August 30, 2001                    By:/s/J. Edward Shrawder
                                               ---------------------------------
                                               J. EDWARD SHRAWDER, Director

Dated:   August 30, 2001                    By:/s/Lorin Zissman
                                               ---------------------------------
                                               LORIN ZISSMAN, Director

                           TOTAL RESEARCH CORPORATION
                                AND SUBSIDIARIES

                               For the Years Ended
                          June 30, 2001, 2000 and 1999



Reports of Independent Auditors                                              F-1

Consolidated Balance Sheets as of June 30, 2001 and 2000                     F-2

Consolidated Statements of Income for the Years Ended
June 30, 2001, 2000 and 1999                                                 F-3

Consolidated  Statements of Stockholders' Equity for the
Years Ended June 30, 2001, 2000 and 1999                                     F-4

Consolidated Statements of Cash Flows for the Years Ended
June 30, 2001, 2000 and 1999                                                 F-5

Notes to the Consolidated Financial Statements                               F-6

Schedules:

   Schedule II - Valuation and Qualifying Accounts                           S-1

                          REPORT OF INDEPENDENT AUDITOR



To the Board of Directors and
Stockholders of Total Research
Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Total Research Corporation and Subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Total Research Corporation and Subsidiaries as of June 30, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                     /s/ERNST & YOUNG, LLP

MetroPark, New Jersey
August 17, 2001


                                            TOTAL RESEARCH CORPORATION AND SUBSIDIARIES
                                                    Consolidated Balance Sheets
                                                             June 30,
                                                                                         2001                     2000
                                                                                         ----                     ----
Assets
Current assets
Cash and cash equivalents                                                               $ 2,307,922                    $ 6,711,882
Accounts receivable, less allowance for
   doubtful accounts of $230,000 and
   $182,000, as of June 30, 2001 and 2000, respectively                                  11,196,950                     10,373,705
Costs and estimated earnings in excess of
   billings on uncompleted contracts                                                      3,689,474                      3,170,375
Deferred income taxes                                                                       219,911                        250,960
Prepaid expenses and other current assets                                                 1,605,676                      2,582,053
                                                                                   ------------------------------------------------
Total current assets                                                                     19,019,933                     23,088,975

Fixed assets, less accumulated depreciation of $6,566,000 and $5,576,000, as of
   June 30, 2001 and 2000, respectively                                                   3,834,610                      4,258,360
Goodwill, net of accumulated amortization of $924,000 and $ 587,000, as of
   June 30, 2001 and 2000, respectively                                                   5,609,812                      7,142,414
Other assets                                                                                744,952                        629,438
                                                                                   ------------------------------------------------
                                                                                       $ 29,209,307                   $ 35,119,187
                                                                                   ================================================

Liabilities and stockholders' equity
Current liabilities
Current maturities of long-term debt                                                    $   949,953                   $  3,438,318
Accounts payable                                                                          3,884,920                      4,594,780
Accrued expenses and other current liabilities                                            4,764,035                      4,315,844
Billings in excess of costs and estimated earnings                                        4,129,006                      6,200,373
Income taxes payable                                                                        531,824                        474,586
                                                                                   ------------------------------------------------
Total current liabilities                                                                14,259,738                      19,023,901

Deferred income taxes                                                                       120,427                         52,396
Other long-term liabilities                                                                 452,617                        369,376
Debt, less current maturities                                                                     -                      3,702,493
Minority interest                                                                                 -                         65,558

Commitments and contingencies - Note 7

Stockholders' equity
Common stock authorized 50,000,000 shares
   $.001 par value, 13,817,000 and 12,615,000 shares issued
   as of June 30, 2001 and 2000, respectively.                                               13,817                         12,615
Additional paid-in capital                                                                9,300,624                      7,644,929
Retained earnings                                                                         7,101,111                      5,051,566
Officer loan                                                                               (500,000)                             -
Accumulated other comprehensive loss                                                       (592,900)                     (128,146)
                                                                                   ------------------------------------------------
                                                                                         15,322,652                    12,580,964

Less: treasury stock, at cost                                                              (946,127)                     (675,501)
                                                                                   ------------------------------------------------
Total stockholders' equity                                                               14,376,525                     11,905,463
                                                                                   ------------------------------------------------

Total liabilities and stockholders' equity                                             $ 29,209,307                   $ 35,119,187
                                                                                   ================================================

                                         See notes to consolidated financial statements.

                                            TOTAL RESEARCH CORPORATION AND SUBSIDIARIES
                                                 Consolidated Statements of Income
                                                        For the Years Ended
                                                              June 30

                                                                     2001              2000              1999
                                                                     ----              ----              ----
Revenues                                                           $ 53,781,846       $ 50,755,769     $ 41,561,835
Direct costs                                                         25,046,782         25,028,136       20,450,287
                                                                ----------------------------------------------------

Gross profit                                                         28,735,064         25,727,633       21,111,548

Operating expenses                                                   25,303,916         22,738,922       17,801,453

Unusual charge                                                          145,000                  -          320,000
                                                                ----------------------------------------------------

Income from operations                                                3,286,148          2,988,711        2,990,095

Interest income, net                                                    114,397            152,128          230,462

Minority interest in income of subsidiary                              (144,505)           (34,775)               -
                                                                ----------------------------------------------------
Income before provision
  for income taxes                                                    3,256,040          3,106,064        3,220,557

Provision for income taxes                                            1,206,495          1,189,436        1,244,820
                                                                ----------------------------------------------------

Net income                                                         $  2,049,545        $ 1,916,628     $  1,975,737
                                                                ====================================================

Earnings per share
 Basic                                                               $     0.16          $    0.16       $     0.17
 Diluted                                                             $     0.16          $    0.14       $     0.16

Weighted average common shares
Outstanding    - Basic                                               12,868,097         12,334,925       11,586,010

               - Diluted                                             13,171,606         13,579,232       12,693,423

                                         See notes to consolidated financial statements.


                                            TOTAL RESEARCH CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                         COMMON STOCK                                                       TREASURY STOCK
                                ------------------------------                                      -----------------------------
                                                                   ACCUMULATED
                                                       ADDITIONAL    OTHER                                                TOTAL
                               SHARES                   PAID-IN   COMPREHENSIVE RETAINED    OFFICER                    STOCKHOLDERS'
                               ISSUED      AMOUNT       CAPITAL      INCOME     EARNINGS      LOAN   SHARES     AMOUNT    EQUITY
                               ------      ------       -------      ------     --------      ----   ------     ------    ------

Balance - June 30, 1998      10,476,108  $ 10,476  $ 4,172,904    $ 22,602    $1,159,201    $    -  92,930  $(287,717)  $5,077,466
                             ----------  --------   ----------   ----------  ----------- ---------- -------- --------   ----------

Exercise of options             285,500       286      259,906           -             -         -  98,949  (371,971)    (111,779)

Tax benefit - exercise of
      options                         -         -      272,420           -             -         -       -          -     272,420

Shares issued to group of
      investors               1,000,000     1,000    1,922,552           -             -         -       -          -   1,923,552

Translation adjustment                -         -            -     (58,527)            -         -       -          -     (58,527)

    Net income                                  -                        -     1,975,737                                1,975,737
                             ----------  --------   ----------   ----------  ----------- ---------- -------- --------   ----------
                                      -                        -                                                      -

Balance-June 30, 1999        11,761,608    11,762    6,627,782     (35,925)    3,134,938         - 191,879  (659,688)    9,078,869
                             ----------  --------   ----------   ----------  ----------- ---------- -------- --------   ----------


Exercise of options             853,000       853      506,888           -             -         -   4,535   (15,813)     491,928

Tax benefit - exercise of
   options                            -         -      510,259           -             -         -       -          -     510,259

Translation adjustment                -         -            -     (92,221)            -         -       -          -     (92,221)

    Net income                        -         -            -           -     1,916,628         -       -          -   1,916,628
                             ----------  --------   ----------   ----------  ----------- ---------- -------- --------   ----------

Balance-June 30, 2000        12,614,608    12,615    7,644,929    (128,146)    5,051,566         - 196,414  (675,501)  11,905,463
                             ----------  --------   ----------   ----------  ----------- ---------- -------- --------   ----------


Exercise of options           1,202,275     1,202    1,135,904           -             -         -  84,189  (270,626)     866,480

Tax benefit - exercise of
      options                         -         -      519,791           -             -         -       -          -     519,791

Loan to officer                       -         -            -           -             -  (500,000)       -          -   (500,000)

Unrealized loss on investment          -         -           -      (33,200)           -         -       -          -     (33,200)

Translation adjustment                -         -            -     (431,554)           -         -       -          -    (431,554)

    Net income                        -         -            -           -     2,049,545         -       -          -   2,049,545
                             ----------  --------   ----------   ----------  ----------- ---------- -------- --------   ----------

Balance-June 30, 2001        13,816,883  $ 13,817   $9,300,624   $(592,900)  $ 7,101,111 $(500,000) 280,603 $(946,127) $14,376,525
                             ==========  ========   ==========   ==========  =========== ========== ======== ========  ===========
                                         See notes to consolidated financial statements.



                                            TOTAL RESEARCH CORPORATION AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   FOR THE YEARS ENDED JUNE 30,

                                                                  2001             2000            1999
                                                                  ----             ----            ----

Net income                                                    $  2,049,545    $  1,916,628      $1,975,737
ADJUSTMENTS TO RECONCILE NET INCOME
  TO NET CASH PROVIDED BY OPERATING ACTIVITIES
     Depreciation                                                1,337,814         859,853         776,371
     Amortization                                                  423,206         346,358         343,250
     Deferred income taxes                                          99,080         395,436          10,100
     Minority interest in income of subsidiaries                   144,505          34,775               -
TAX BENEFIT FROM EXERCISE OF STOCK OPTIONS                         519,791         510,259         272,420
CHANGES IN OPERATING ASSETS AND LIABILITIES
     Accounts receivable                                          (823,245)     (3,305,506)       (616,654)
     Costs and estimated earnings in excess of billings
        on uncompleted contracts                                  (519,099)         77,895      (2,047,005)
     Prepaid expenses and other current assets                     976,377      (1,996,791)        130,114
     Other assets                                                 (130,597)        (85,490)       (463,103)
     Accounts payable                                           (1,639,646)        556,214         652,857
     Accrued expenses and other current liabilities                446,517         802,906         678,878
     Billings in excess of costs and estimated
        earnings                                                (2,071,367)      2,826,708         (20,880)
     Income taxes payable                                           57,237        (239,473)        420,888
     Other long-term liabilities                                   (55,949)       (396,870)        232,398
                                                        ---------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                          814,169       2,302,902       2,345,371
                                                        ---------------------------------------------------

Cash flows from investing activities
Purchases of equipment and lease improvements                   (1,017,901)    (2,438,187)      (1,274,609)
Acquisition of Romtec, net of cash acquired                              -     (2,557,230)                -
Net proceeds from sale of joint venture                          2,124,902               -                -
                                                        ----------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES              1,107,001     (4,995,417)      (1,274,609)
                                                        ----------------------------------------------------

Cash flows from financing activities
Payments on bank borrowings                                     (4,200,000)      (398,693)         282,027
Payments under capital leases                                      (70,873)              -               -
Payments to note holders                                        (1,989,184)              -               -
Proceeds from bank borrowing                                             -       4,200,000               -
Proceeds from issuance of common stock                             404,475         777,051       1,811,774
Purchase of treasury stock                                         (37,994)      (285,123)               -
                                                        ---------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             (5,893,576)      4,293,235       2,093,801
                                                        ---------------------------------------------------

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH                   (431,554)       (92,221)         (58,527)
                                                        ----------------------------------------------------

NET (DECREASE) INCREASE IN CASH AND CASH
    EQUIVALENTS                                                 (4,403,960)      1,508,499       3,106,036

Cash and cash equivalents - beginning of year                    6,711,882       5,203,383       2,097,347
                                                        ---------------------------------------------------
Cash and cash equivalents  - end of year                      $  2,307,922     $ 6,711,882      $5,203,383
                                                        ===================================================

Supplemental disclosures of cash flow information
Income taxes paid                                              $   100,000     $ 1,976,378       $ 493,310
Interest paid                                                  $   254,039     $    80,309       $  43,789

Supplemental disclosure of non-cash financing activity
Exchange of common stock as payment for
   exercised stock options                                     $   232,632     $    15,813       $ 371,971
Romtec seller notes                                            $         -     $ 3,057,477               -
Purchases of equipment through capital lease                                   $    70,873
Assumption of liabilities in Teligen acquisition               $   929,786               -               -

                                         See notes to consolidated financial statements.

NOTE 1 -THE COMPANY
        -----------

     The Company performs marketing research and marketing services for various Fortune 100 companies in a broad spectrum of industries. No single customer accounted for more than 10 percent of the Company's revenues and 10 percent of accounts receivable in the year ended June 30, 1999. For the year ended June 30, 2000, one customer accounted for 21 percent of total revenues of the Company. For the year ended June 30, 2001, two customers each accounted for 11 percent of revenues and one accounted for 11 percent of accounts receivable.

     The Company services these clients through its United States locations in Princeton, New Jersey; Minneapolis, Minnesota; Tampa, Florida; and its overseas locations in London, England.

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

     For single-client studies, the stage of completion and earned revenues are determined for each project for the applicable period. The amount by which the work completed exceeds billings to clients is carried as a current asset on the Company's balance sheet and is shown as "costs and estimated earnings in excess of billings on uncompleted contracts". Where billings exceed work completed, the amounts are carried on the Company's balance sheet as a current liability and are shown as "billings in excess of costs and estimated earnings."

PRINCIPLES OF CONSOLIDATION
---------------------------

     The consolidated  financial  statements include the accounts of the Company
and  its  subsidiaries   after   elimination  of   inter-company   accounts  and
transactions.

USE OF ESTIMATES
----------------

     The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS
-------------------------

     For the purpose of the statement of cash flows, cash equivalents include certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

FIXED ASSETS
------------

     Fixed assets are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets: three years for software development and five to ten years for office equipment and fixtures. Leasehold improvements are amortized over the shorter of the economic lives or the underlying lease term.

         ------------------------------------------

DEFERRED RENT
-------------

     The excess of lease payments on a straight-line basis over the actual monthly payments is recorded as deferred rent, which will reverse in future periods. Included in other long-term assets is deferred rent of approximately $53,300 and $9,550, at June 30, 2001 and 2000. Included in other long-term liabilities is deferred rent of approximately $46,016 and $25,500, at June 30, 2001 and 2000, respectively.

GOODWILL
--------

     Goodwill has been recorded in relation to the excess of the purchase price over the fair values of the identified assets acquired. The Company amortizes goodwill over periods ranging from 20 to 25 years. The carrying value of goodwill is evaluated periodically in relation to the operating performance and future undiscounted net cash flows of the underlying business. Impairment adjustments will be recorded if the sum of expected future net cash flows is less than the carrying amount of the goodwill.

INCOME TAXES
------------

     The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and the tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. The provision for income taxes includes Federal, foreign, state and local income taxes. The unremitted earnings of the Company's foreign subsidiaries are considered to be permanently reinvested and are not expected to be remitted to the parent company. Calculation of any possible future tax liabilities is not practical.

IMPAIRMENT OF LONG-LIVED ASSETS
-------------------------------

     The Company records impairment losses on long-lived assets used in operations or expected to be disposed when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. As of June 30, 2001, no impairments have occurred.

STOCK-BASED COMPENSATION
------------------------

     As permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee option plans. Under APB 25, no compensation expense is recognized at the time of option grant if the exercise price of the Company's employee stock option equals or exceeds the fair market value of the underlying common stock on the date of grant.

EARNINGS PER SHARE
------------------

     Basic and diluted earnings per share are calculated in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share". The difference between basic weighted average shares outstanding and diluted weighted average shares outstanding of 303,509, 1,244,307 and 1,107,413 for each of the years ended June 30, 2001, June 30, 2000 and June 30, 1999, respectively, relates entirely to employee stock options.

FOREIGN CURRENCY TRANSLATION
----------------------------

     All balance sheet accounts of foreign subsidiaries, all of which are located in Europe, have been translated at exchange rates in effect at the balance sheet date. Income statement amounts have been translated at average rates of exchange in effect during the year. The gains and losses resulting from the changes in exchange rates from year to year have been recorded within other comprehensive income.

         ------------------------------------------

Comprehensive income for the years ended June 30 consisted of:

                                2001              2000           1999
                                ----              ----           ----
Net income                    $2,049,545        $1,916,628       $1,975,737
Translation adjustment          (431,554)          (92,221)         (58,527)
Unrealized Gain (Loss)           (33,200)                -                -
                           ----------------- ---------------- --------------
Comprehensive Income          $1,584,791        $1,824,407       $1,917,210
                           ================= ================ ==============

NOTE 3.  ACQUISITIONS AND DISPOSITION
         ----------------------------

     In May of 2000, the Company acquired Romtec Plc and its subsidiary ("Romtec"), a European Internet research and marketing services company. The total acquisition price consisted of cash and notes amounting to a maximum of $7.2 million. The excess of the purchase price and direct acquisition costs over the fair value of the net assets acquired was calculated as follows (approximately):

     Cash paid at closing                        $4,100,000
     Notes due to Seller (See Note 6)             3,100,000
                                                  ---------
              Total Purchase Price                                 $7,200,000
     Fair value of net assets acquired                              1,800,000
                                                                   ----------
     Excess purchase price                                          5,400,000
     Direct acquisition costs                                         200,000
                                                                   ----------
     Total goodwill                                                $5,600,000
                                                                   ==========

     The acquisition was accounted for as a purchase, and the operations of Romtec are included in the accompanying consolidated statements of income from the purchase date. The purchase price has been allocated to the assets acquired and liabilities assumed based on their fair values as of the acquisition date. Romtec had a 51 percent interest ownership in its subsidiary, Romtec GfK. The total amount of goodwill is being amortized on a straight-line basis over 25 years. In addition, the acquisition was completed through a newly formed, wholly-owned subsidiary, Total Research Holdings Limited.

     On April 4, 2001, the Company acquired Teligen Limited, a UK-based market research and consultancy company for (pound)2 plus the assumption of liabilities of $930,000 which resulted in goodwill of $930,000 which is being amortized over 25 years. The acquisition was accounted for as a purchase and the results of operations have been included in the accompanying consolidated statements of income from the purchase date through June 30, 2001.

     On June 29, 2001, the Company sold its 51 percent interest in the Romtec GfK joint venture to GfK, a German based market research company, for $2.3 million which equaled the net book value at the transaction date, primarily consisting of $2.1 million of goodwill. The Company had acquired its 51 percent interest in connection with the Romtec acquisition described above.

     The following table presents the unaudited pro forma consolidated results of operations for the years ended June 30, 2001, 2000 and 1999 as if the above Romtec acquisition had occurred on July 1, 1998, as if the Teligen acquisition had occurred on July 1, 1999 and as if the Romtec GfK disposition had occurred on July 1, 2000:

                                                UNAUDITED
                                                ---------
                                   2001          2000            1999
                                   ----          ----            ----
Sales                         $53,335,000   $52,029,000      $48,563,000
Net income                      1,413,000     1,587,000        2,035,000
Basic net income per share           0.11          0.13             0.18
Diluted net income per share         0.11          0.12             0.16

         ----------------------------

     The pro forma amounts reflect amortization of the excess of purchase price over the net assets acquired and the related tax effect. The pro forma results are not necessarily indicative of the results of operations that would have occurred had the acquisition taken place at the beginning of the periods presented nor are they intended to be indicative of results that may occur in the future.

NOTE 4 - CONCENTRATION OF CASH BALANCE
         -----------------------------

     At June 30, 2001, a cash balance of $1,989,092 is maintained in a bank account insured by the Federal Deposit Insurance Corporation (FDIC). This balance exceeds the insured amount of $100,000.

NOTE 5 - FIXED ASSETS
         ------------

                                                  June 30,
                                          2001                 2000
                                      --------------       -------------

Office equipment and fixtures           $ 8,072,359      $    7,983,218

Software development                      1,400,144             894,111

Leasehold improvements                      927,631             956,935
                                      --------------       -------------

                                         10,400,134           9,834,264
Less: accumulated depreciation and
  amortization of fixed assets.           6,565,524           5,575,904
                                      --------------       -------------
                                        $ 3,834,610         $ 4,258,360
                                      ==============       =============

Depreciation expense for the years ended June 30, 2001, 2000 and 1999 was approximately $1,338,000, $860,000 and $776,000, respectively. Amortization expense for the years ended June 30, 2001, 2000 and 1999 was approximately $423,000, $346,000 and $343,000, respectively.

NOTE  6 -  DEBT
           ----

Long-term debt consists of the following:

                                                        June 30,
                                            2001                   2000
                                            ----                   ----

Summit Bank credit agreement
    Facility "A"                                                $ 3,383,334
    Facility "B"                                                    700,000
Bank overdraft facility                                                   -
Note payable - Romtec acquisition          $ 949,953              3,057,477
                                   -------------------- -----------------------
                                                                  7,140,811
Less current portion                         949,953              3,438,318
                                   -------------------- -----------------------
Long-term portion of debt                    $     -            $ 3,702,493
                                   ==================== =======================

The Company has a credit agreement with Fleet/Summit Bank, located in Princeton, NJ. The credit agreement consists of two facilities with aggregate borrowing availability of up to $10 million. Facility "A" is a term loan and was designated for the acquisition of Romtec (acquired May 12, 2000), a wholly owned subsidiary of the Company, and is capped at $3,500,000. Borrowings under Facility "A" were $ 0 and $3,383,334 at June 30, 2001 and 2000. Facility "B" is a line of credit and is designated for working capital purposes, and is capped at the difference between $10 million less the balance of Facility

         ----

"A". Borrowings under Facility "B" were $0 and $700,000 at June 30, 2001 and 2000. The interest rate for the entire credit agreement is prime plus one-half percent

     As of June 30, 2001, the Company was in compliance with all financial covenants.

     In addition, the Company has a bank overdraft facility of (pound)400,000 (approximately $566,000 U.S. dollars) with Barclays Bank, its London bank. The borrowings are charged at a rate of 3 percent above the UK base Rate. At June 30, 2001 and 2000, borrowings were (pound)0 against this overdraft facility.

     In connection with the acquisition of Romtec as described in Note 3, the Company had a note payable to the Seller in the total amount of $3,057,477. Of this amount, $2,038,318 was a guaranteed payment which was made on the first anniversary of the acquisition. The remaining amount of $949,953 is to be made on the second anniversary of the acquisition and may be adjusted should Romtec fall short of specified operating targets. The Company believes such operating targets will be met.

NOTE 7 - COMMITMENTS AND CONTINGENCIES
         -----------------------------

OPERATING LEASES
----------------

The Company is committed under various leases for office space. In addition, the Company subleases a portion of its office premises. Approximate future minimum rental payments and sublease rentals under non-cancelable leases are as follows:

                                       For the Years Ending
                                            June 30,
                                            --------

                       Rental            Sublease
                      Payments           Rentals                      Net
                      --------           -------                      ---

2002                   $ 1,885,661       $199,179               $ 1,686,482

2003                     1,879,932        209,264                 1,670,668

2004                     1,872,174              -                 1,872,174

2005                     1,493,049              -                 1,493,049

2006                     1,167,803              -                 1,167,803

Thereafter               1,090,591              -                 1,090,591
                     --------------    -------------            --------------

Total minimum
Payments required     $  9,389,210      $    408,443            $ 8,980,767
                     ==============    =============            ==============

In addition to the above minimum rentals, the leases are subject to escalation clauses covering increases in real estate taxes and operating costs over the base year. The leases provide for renewal options for periods from two to ten years. Net rental expense charged to operations was approximately $2,074,000, $1,732,000 and $1,178,000 for the fiscal years ended June 30, 2001, 2000 and 1999, respectively.

EMPLOYMENT AGREEMENTS
---------------------

The Company has entered into employment agreements with key management personnel. These agreements expire at different times through June 30, 2002. They contain provisions for future base salaries through this date that total $1,416,000. There is also a bonus arrangement for up to 20 percent of the base salary if individual goals are met. In addition, key management will be eligible for an excess bonus if such goals are exceeded.

         -----------------------------

On July 3, 2000, the Company entered into an employment agreement with an officer of the Company, providing, among other things, for the employment by the Company of the officer for a term of two years, effective immediately. Included in other assets as of June 30, 2001 is a non-collateralized loan receivable, with interest at the IRS rate of 8 percent, from this officer amounting to $300,000, which is due June 30, 2002. Additionally, in accordance with this employment agreement, in April 2001, the officer borrowed $500,000. Such loan was used in connection with the exercise of options and the officer has provided shares which are held by the Company, equal to 125 percent of the loan value as collateral for the loan. Accordingly, such loan has been reflected as a contra-equity account in stockholders' equity on the balance sheet at June 30, 2001.

In fiscal 1999 the Company entered into transition agreements with two former employees and directors of the Company. The agreements ended on June 30, 2001 and provide for total compensation of $320,000 and is included in the income statement as an unusual cost.

NOTE 8 - INCOME TAXES
         ------------

Deferred tax attributes resulting from differences between financial accounting amounts and tax basis of assets and liabilities at June 30 are as follows:

      Current assets and (liabilities)              2001            2000
                                                    ----            ----

      Allowance for doubtful accounts                $ 19,871       $ 38,351
      Accrued vacation                                170,179        190,931
      Accrued expenses                                 32,626         32,626
      Other                                            (2,765)       (10,948)
                                               -------------------------------

      Total current deferred tax asset               $219,911       $250,960
                                               ===============================

      Non-current assets and (liabilities)
      Depreciation                                  $(136,709)     $(253,302)
      Deferred rental obligation                        2,889         (6,339)
      Capitalized market research products                  -         64,917
      Transition agreement                                  -        129,044
      Other                                            13,393         13,284
                                               -------------------------------

      Total non-current deferred tax asset
      (liability)                                   $(120,427)     $ (52,396)
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

The sources of income before income taxes for the year ended June 30 is as follows:

                                       2001           2000          1999
                                       ----           ----          ----
       United States                  $ 1,620,757 $2,398,620    $  2,422,613
       United Kingdom                   1,635,283    707,444         797,944
                                 -------------------------------------------
       Total                          $ 3,256,040 $3,106,064    $  3,220,557
                                 =============================================

NOTE 8 - INCOME TAXES (CONT`D)
         ---------------------

The components of the provision for income taxes for the years ended June 30 are as follows:

    Current expense
                                      2001            2000           1999
                                      ----            ----           ----
    Federal                          $ 365,317        $ 469,762     $  866,768
    State                              133,178          135,427        138,095
    Foreign                            608,920          188,811        229,886
                                 ----------------------------------------------
                                     1,107,415          794,000      1,234,749
    Deferred expense (benefit)
    Federal                             88,935          310,424         10,071
    State                               24,926           71,264              -
    Foreign                            (14,781)          13,748              -
                                 ----------------------------------------------
                                    $1,206,495       $1,189,436     $1,244,820
                                 ==============================================

Reconciliation of the tax provision computed at the U.S. statutory tax rate to the income tax provided for the years ended June 30 is as follows:

                                                2001          2000        1999
                                                ----          ----        ----

  Computed provision at the statutory rate  $1,107,054   $1,056,052   $1,055,508
  International rate differences               (58,033)     (25,528)      12,707
  State income tax, net                        104,349      136,416      136,638
  Other                                         53,125       22,496       39,967
                                           -------------------------------------

  Income tax provision                      $1,206,495   $1,189,426   $1,244,820
                                           =====================================

Included in Prepaid expenses and other current assets at June 30, 2001 and 2000 are prepaid taxes of $226,000 and $1,504,000, respectively.

NOTE 9 - EMPLOYEE BENEFITS AND DEFERRED COMPENSATION
         -------------------------------------------

The  Company  maintains  a  401(k)  Savings  Plan  for  the  benefit  of all its employees. The 401(k) Savings Plan is funded through the Company's and participating employees' contributions and generally provides that employees may contribute, through payroll reductions, from 1 percent to 15 percent of their compensation. The Company has, in the past, made a matching contribution in an amount equal to 50 percent of each participating employee's elective contribution up to 6 percent of the participating employee's compensation. Company contributions charged to operating expense were approximately $355,000, $498,000 and $205,000 for fiscal years ended June 30, 2001, 2000, and 1999, respectively.

NOTE 10 - ACCRUED EXPENSES
          ----------------

The following is a summary of the items that comprise the accrued expenses and other current liabilities at June 30:

                                             2001             2000
                                             ----             ----

        Bonus and other payroll accruals    $ 1,476,847      $ 2,050,756
        Vacation accrual                        581,256          480,426
        Accrued project direct costs          1,851,531        1,232,784
        Accrued transition agreements           129,320          324,704
        Other                                   725,081          227,174
                                            -----------------------------

                                            $ 4,764,035      $ 4,315,844
                                            =============================

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

The Company's 1986 Stock Option Plan has authorized the grant of options to personnel for up to 1,800,000 shares of the Company's common stock. Under the Plan, options may be granted at not less than fair market value on the date of grant (85 percent of fair market value with respect to non-qualified options). Options granted under the plan become exercisable at such times as the Company elects and expire five years after the date of grant (five years and one day with respect to non-qualified options). On April 16, 1996 the Company adopted the 1995 Stock Incentive Plan and froze the 1986 Stock Option Plan.

The 1995 Stock Incentive Plan authorizes the Company to issue 4,500,000 stock options (of which 500,000 shares are subject to stockholder approval) to existing and future Officers, Directors, Employees and Consultants of the
Company. Incentive Stock Options or Non-Statutory Stock Options become exercisable at such times as the Company elects and may be issued for a term of no more than ten years from the date of grant, at an option price not less than 100 percent of the fair market value of the Company's common stock at the date of grant. In addition, any non-employee director shall be automatically granted an option to purchase 10,000 shares of common stock for each year that such person serves as a director. However, such options shall vest 33-1/3 percent for each twelve months of continuous service until fully vested. As of June 30, 2001, there are 65,111 options available for grant.

Pro forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for all options was estimated at the date of grant using the Black-Scholes option "pricing model with the following weighted-average assumptions for June 30, 2001, 2000 and 1999, respectively: risk-free interest rates of 5.72 percent,
5.68 percent and 5.20 percent; dividend yields of 0 percent, 0 percent and 0 percent; volatility factors of the expected market price of the Company's common stock of .63 , .78 and .76; and a weighted average expected life of the option of 7 years.

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

          ------------------

options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                 June 30,
                                 2001              2000                 1999
                                 ----              ----                 ----

Pro forma net income           $1,460,046        $1,340,972          $1,640,445

Pro forma income per share
                     Basic        0.11             0.11                 0.14
                     Diluted      0.11             0.10                 0.13

The effect of pro forma compensation expense arising from stock options was to decrease net income by $589,499, $575,656 and $335,292 for the years ended June 30, 2001, 2000 and 1999, respectively.

A summary of the Company's stock option activity, and related information for the years ended June 30, follows:

                                            2001                               2000                              1999
                            --------------------------------------------------------------------------------------------------------
                                 Options           Weighted       Options (000)  Weighted Average     Options      Weighted Average
                                  (000)             Average                       Exercise Price        (000)       Exercise Price
                                 Exercise Price
                            --------------------------------------------------------------------------------------------------------
Outstanding -Beginning of
Year                                   3,291           $    1.76         4,144          $    1.56         3,001            $    1.04

Granted                                  636                3.21             -                  -         1,429                 2.50
Exercised                             (1,202)              (0.95)         (853)             (0.96)         (286)              (1.07)
Forfeited                               (244)              (2.76)            -                  -             -                    -
                            ----------------- ------------------- -------------  ----------------- -------------  ------------------

Outstanding - End of Year              2,481           $    2.43         3,291          $    1.76         4,144            $    1.56
                            ================= =================== =============  ================= =============  ==================

Exercisable - End of Year              1,442           $    2.30         1,929               1.37           876                 1.85

Weighted average fair value
of options granted during the  year:                   $    1.71                           $    -                          $    1.61


          ------------------

Following is a summary of the status of stock options outstanding at June 30, 2001:

                                      Outstanding Options                           Exercisable

                                            Weighted
                                             Average            Weighted                      Weighted
   Exercise Price                           Remaining           Average                         Average
       Range              Number        Contractual Life       Exercise         Number     Exercise Price
                                                                Price
--------------------------------------------------------------------------------------------------------------------
$ .00 - $  .99               218,500       1.0 years            $   0.81         218,500       $   0.81
$1.00 - $1.99                281,000       1.9 years            $   1.52         276,225       $   1.52
$2.00 - $2.99              1,756,600       7.5 years            $   2.46         813,603       $   2.44
$3.00 - $3.99                 44,000       4.9 years            $   3.55          38,786       $   3.54
$4.00 - $4.99                110,000       9.0 years            $   4.06          24,953       $   4.06
Over $ 5.00                   70,000       3.5 years            $   7.13          70,000       $   7.13

The Company received 67,689, 4,535 and 98,949 shares of its own Common Stock with a fair market value of $232,632, $15,813 and $371,971 in connection with the exercise of certain stock options during fiscal years 2001, 2000 and 1999, respectively.

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


       Year ended June 30, 2001:          US Market      UK Market       Total
                                           Research       Research     Segments
                                           --------       --------     --------



       Revenues                           $ 32,403        $ 21,379      $ 53,782
       Depreciation and amortization         1,008             753         1,761
       Operating income                      1,174           2,112         3,286
       Interest income (expense)               446            (332)          114
       Income before income taxes            1,621           1,635         3,256
       Total assets                         17,925          11,284        29,209
       Capital expenditures                    906             112         1,018

       Year ended June 30, 2000:


       Revenues                            $34,523        $ 16,233      $ 50,756
       Depreciation and amortization           967             239         1,206
       Operating income                      2,116             873         2,989
       Interest income (expense)               228             (76)          152
       Income before income taxes            2,344             762         3,106
       Total assets                         25,578           9,541        35,119
       Capital expenditures                  1,543             895         2,438


       Year ended June 30, 1999:


       Revenues                            $28,990        $ 12,572      $ 41,562
       Depreciation and amortization           902             218         1,120
       Unusual charge                          320               -           320
       Operating income                      2,148             842         2,990
       Interest income (expense)               274             (44)          230
       Income before income taxes            2,423             798         3,221
       Total assets                         14,783           6,934        21,717
       Capital expenditures                    414             861         1,275

NOTE 13 - STOCKHOLDERS' EQUITY
          --------------------

     On July 1, 1998, the Company closed an agreement with a number of investors, pursuant to which, among other things, the Investors purchased an aggregate of 1,000,000 shares of the Company's Common Stock at a price of $2.25 per share, and the Company issued options, exercisable at any time within five
(5) years from the issuance thereof, to purchase an aggregate of 250,000 shares of the Company's Common Stock at an exercise price of $2.25 per share.

     The Purchase Agreement includes a provision whereby the Investors will, on a best efforts basis, assist the Company in obtaining up to $25,000,000 in debt or equity financing for acquisitions or other projects approved by the Board of Directors of the Company.

     On June 30, 1999, the Company's Board of Directors authorized the Company to repurchase from time to time over the next two years in open market transactions or otherwise up to one million shares of the Company's common stock. For the years ended June 30, 2001 and 2000, the Company has repurchased 16,500 shares and 76,250 shares, at a cost of $37,994 and $285,000, respectively, which were immediately retired.

     On June 5, 2001, the Company's Board of Directors authorized the company to repurchase from time to time over a one-year period ending June 30, 2002 in open market transactions up to one million shares of the Company's common stock.

NOTE 14 - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
          ----------------------------------------------

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001 with early application allowed at the beginning of fiscal years beginning after March 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with these Statements. Other intangible assets will continue to be amortized over their useful lives.

     The Company will implement early adoption of the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. Application of the non-amortization provisions of the Statement is expected to result in an increase in operating income of approximately $337,000 per year. During the first quarter of 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of July 1, 2001, and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

     In June 1998, the FASB issued SFAS No. 133 ("Statement 133"), Accounting for Derivative Instruments and Hedging Activities. This Statement requires that all derivatives be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company will be required to adopt Statement 133, as amended by Statement No. 137, which deferred the effective date to January 1, 2001. The provisions of this statement shall not be applied retroactively to financial statements of prior periods. The Company will adopt Statement 133 as of July 1, 2001. The Company believes that there will be no impact to the Company's results of operations, financial position or cash flows upon the adoption of Statement 133.

NOTE 15 - QUARTERLY RESULTS OF OPERATIONS
          -------------------------------

The following table presents summarized quarterly results for fiscal 2001 and 2000:

                                                     2001 (unaudited)
                                   ------------- -------------- ----------------- --------------
                                      First         Second           Third           Fourth
                                   ------------- -------------- ----------------- --------------
Revenues                                $14,029     $13,081              $12,396        $14,276
Gross profit                              6,960       6,086                5,875          9,814
Net income                                  504         617                  422            507
Basic net income per Share                  .04         .05                  .03            .04
Diluted net income per Share                .04         .05                  .03            .04

                                                     2000 (unaudited)
                                   ------------- -------------- ----------------- --------------
                                      First         Second           Third           Fourth
                                   ------------- -------------- ----------------- --------------
Revenues                                $13,791     $12,112              $10,273        $14,580
Gross profit                              6,860       5,222(1)             5,344          8,302
Net income                                  625         646                  413            233
Basic net income per Share                  .05         .05                  .03            .03
Diluted net income per Share                .05         .05                  .03            .03

(1) Gross profit was reduced by two multi-million dollar projects that included a large amount of data collection and processing costs.

NOTE 16 - INTEREST INCOME, NET
          --------------------

     The components of interest income, net for the years ended June 30, are as follows:

                                       2001                           2000                           1999
                             --------------------------     --------------------------     --------------------------
Interest Income                       $765,339                       $350,059                       $274,251
Interest Expense                       650,942                       (197,931)                       (43,789)
                             --------------------------     --------------------------     --------------------------
      Total                           $114,397                       $152,128                       $230,462
                             ==========================     ==========================     ==========================

NOTE 17 - SUBSEQUENT EVENT
          ----------------

     On August 6, 2001, the Company announced the signing of a definitive merger agreement with Harris Interactive Inc. ("Harris"). The merger, which is subject to regulatory approval and approval by the stockholders of both companies, calls for Harris to exchange 1.222 shares of Harris stock for each share of the Company's. When completed, existing Harris stockholders will own approximately
67.25 percent and the Company's stockholders will own approximately 32.75 percent of the outstanding equity of the combined company. Stockholders representing approximately 53 percent of the total outstanding common stock of Harris and approximately 24 percent of the total outstanding common stock of the Company have executed voting agreements pursuant to which they have agreed to vote their shares in favor of the transactions contemplated by the merger agreement. The merger is expected to be finalized in the fourth quarter of calendar year 2001. Following the merger, the Company will become a wholly owned subsidiary of Harris and, initially, will continue to operate under its existing name in the US and Europe. Transaction charges totaling approximately $145,000 were incurred in conjunction with the merger. Through June 30, 2001, these costs are reported as unusual charges in the accompanying Consolidated Statement of Income.

                 Schedule II - Valuation and Qualifying Accounts
                   TOTAL RESEARCH CORPORATION AND SUBSIDIARIES




Rule 12-09.    Valuation and Qualifying Accounts

                               Balance at   Charged to
                               Beginning    Costs and       Deductions  Balance at
Description                    of Period    Expenses, net   Describe    End of period
-----------                    ---------    -------------   ---------   -------------

YEAR ENDED JUNE 30, 2001:

Allowance for uncollectible
  accounts                      $182,340    $  104,586      $ 57,197(1)    $229,729

YEAR ENDED JUNE 30, 2000:

Allowance for uncollectible
  accounts                      $110,000    $  85,340       $ 13,000(1)    $182,340

YEAR ENDED JUNE 30, 1999:

Allowance for uncollectible
  accounts                      $110,000            -                -     $110,000




(1)  Write offs of fully reserved bad debts.

                                                                    Exhibit 21.1

                         LIST OF COMPANY'S SUBSIDIARIES
                         ------------------------------

1.  BlinkE Inc., a Delaware corporation

2.  The Idea Farm, Inc., a Delaware corporation

3.  Total Research Holdings Limited, a United Kingdom company

4.  Total Research Acquisitions Limited, a United Kingdom company

5.  Total Research Limited, a United Kingdom company

6.  Research Europe Limited, a United Kingdom company

7.  Teligen Limited, a United Kingdom company

8.  Romtec Limited, a United Kingdom company

                                                                    Exhibit 23.1

                         Consent of Independent Auditors



We consent to the incorporation by reference in the Registration Statements (Form S-8 No.s 333-74635 and 333-74631) pertaining to the Total Research Corporation 1995 and 1986 Stock Incentive Plans and in the related Prospectus of our report dated August 17, 2001, with respect to the consolidated financial statements and schedule of Total Research Corporation included in the Annual Report (Form 10-K) for the year ended June 30, 2001.



                                                   /s/ERNST & YOUNG LLP


MetroPark, New Jersey
August 29, 2001